Form 10QSB
period 1999-03-31
MENLO ACQUISITION CORP
filed 1999-05-17
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB


(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999 or

                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from -------------to --------------

                         Commission file number 0-22136

                          MENLO ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                         77-0332937
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                            Identification No.)

                                 100 Misty Lane
                              Parsippany, NJ 07054
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (973) 560-1400

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

At May 17, 1999 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

                                      INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1999 (Unaudited) and
                  December 31, 1998........................................ F-3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998 (Unaudited)............................... F-4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998 (Unaudited)............................... F-5

                  Notes to Condensed Consolidated Financial Statements
                  March 31, 1999 (Unaudited)...........................F-6 - F-8

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and  Reports on Form 8-K

SIGNATURES

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                 March            December
                                               31, 1999           31, 1998
                                               --------            --------
                                             (Unaudited)         (See Note 1)
                          ASSETS                (In thousands of dollars)

Current assets:
     Cash                                          $   153            $     25
     Accounts receivable:
        Trade, net of allowance for doubtful
           accounts of $562 and $566                 4,800               4,833
        Unbilled receivables                           199                 107
        Affiliates                                     274                 285
     Prepaid expenses and other current assets          73                  82
     Due from affiliate                                                     27
                                               -----------           ---------
               Total current assets                  5,499               5,359

Equipment and furnishings, net of accumulated
     depreciation of $636 and $550                     987               1,020
Other assets                                            18                  38
                                                 ---------           ---------

               Totals                               $6,504              $6,417
                                                    ======              ======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - bank                                              $   400
     Current portion of long-term debt             $   106                 106
     Accounts payable                                  814                 610
     Customer deposits                                 484                 523
     Accrued expenses and other liabilities            302                 243
     Due stockholder                                    45                  55
                                                 ---------           ---------
               Total current liabilities             1,751               1,937
Long-term debt, net of current portion                 248                 275
                                                  --------            --------
               Total liabilities                     1,999               2,212
                                                   -------             -------

Stockholders' equity:
     Common stock, $.0001 par value; 40,000,000
       shares authorized; 5,263,348 issued and
       outstanding                                       1                   1
Additional paid-in capital                           4,204               4,204
     Retained earnings                                 300
                                                  --------           ---------
               Total stockholders' equity            4,505               4,205
                                                   -------             -------

               Totals                               $6,504              $6,417
                                                    ======              ======


See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                               1999                1998
                                              ------              ------
                                               (In thousands of dollars,
                                                  except share data)

Gross revenue                                 $3,247              $2,308
Direct project costs and other costs of
 operations                                    1,303                 838
                                             -------            --------

Net revenue                                    1,944               1,470
                                             -------             -------

Expenses:
     Labor and related expenses                  498                 432
     Selling, general and administrative       1,144                 940
     Interest                                     14                  24
                                           ---------           ---------
        Totals                                 1,656               1,396
                                             -------             -------

Income from operations                           288                  74

Other income                                      12                  26
                                            --------           ---------

Net income (See Notes.)                      $   300             $   100
                                             =======             =======

Basic net income per share                     $.06                $.02
                                               ====                ====

Basic weighted average common shares
outstanding                                5,263,348           5,263,348
                                           =========           =========



















See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                       1999                1998
                                                       ----                ----
                                                       (In thousands of dollars)
Operating activities:
     Net income                                         $300               $100
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                      86                 74
        Changes in operating assets and liabilities:
           Accounts receivable - trade                    33               (441)
           Unbilled receivables                          (92)               236
           Accounts receivable - affiliates               11                (94)
           Prepaid expenses and other current assets       9                 46
           Due from affiliate                             27                122
           Other assets                                   20               (188)
           Accounts payable                              204                183
           Customer deposits                             (39)                29
           Accrued expenses and other liabilities         59                 87
                                                      ------             ------
            Net cash provided by operating activities    618                154
                                                       -----              -----

Investing activities - purchase of equipment             (53)               (75)
                                                      ------             ------

Financing activities:
     Repayment of notes payable - bank                  (400)              (353)
     Repayment of long-term debt - bank                  (27)               (50)
     Advances from (repayment to) stockholder            (10)               390
                                                      ------              -----
           Net cash used in financing activities        (437)               (13)
                                                       -----             ------

Net increase in cash                                     128                 66

Cash, beginning of period                                 25                  4
                                                      ------             ------

Cash, end of period                                     $153              $  70
                                                        ====              =====


Supplemental disclosure of cash flow data:
     Interest paid                                     $  14              $  25
                                                       =====              =====

     Income taxes paid                                $    1              $  61
                                                      ======              =====




See Notes to Condensed Consolidated Financial Statements.

                          MENLO ACQUISTION CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

March 31, 1999

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Menlo Acquisition Corporation, (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustment are of a normal and recurring nature. Further information can be obtained by referring to the Company's Form 8-K filed with the SEC on March 10, 1999 and to the audited financial statements and footnotes included in the Company's Form 8-K/A filed May 10, 1999 (the "8-K/A").

Certain amounts in the 1998 Financial Statements have been reclassified to conform with the current presentation.

The consolidated results of operations for three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The Company has two operating subsidiaries. One provides environmental consulting, remedial and disposal services with offices in Parsippany and West Windsor, New Jersey (Consulting). The other conducts testing of soil and water for environmental hazards with an office in Randolph, New Jersey (Lab). The Company operates primarily throughout the tri-state area and eastern Pennsylvania.


NOTE 2: EARNINGS PER SHARE

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") which requires the presentation of "basic" and, if appropriate, "diluted" earnings
(loss) per common share. The calculation of the Basic net income per share and the Basic weighted average common shares outstanding shown in the accompanying unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 1998 have been computed as if the shares outstanding as of March 31, 1999 had been effectively outstanding at January 1, 1998.

For the three months ended March 31, 1999 and 1998, the Company had no common stock equivalents and, accordingly, diluted earnings per share amounts have not been presented in the accompanying unaudited Condensed Consolidated Statements of Income.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

The Company is a guarantor of a $750,000 revolving line-of-credit facility utilized by its consulting segment. Outstanding borrowings are secured by substantially all of the segments' assets. The line of credit contains certain covenants, the most restrictive of which includes the maintenance of a maximum capital funds ratio, as defined. As of March 31, 1999, the segment was in compliance with all covenants and there were no amounts outstanding under the line of credit.

As disclosed in the 8-K/A, the Company entered into employment agreements with two employees, (its President and General Counsel and its Chairman and Chief Operating Officer.) The agreements have an initial term of five years and may be renewed for one year periods thereafter.

NOTE 4: BUSINESS SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," at the beginning of 1998. Following the provision of SFAS 131, the Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described in Note 1 above.

      Revenue, income from operations and other related segment information for the three months ended March 31, 1999 and 1998 follows:

                                            1999                 1998
                                            ----                 ----
                                             (In Thousand of Dollars)
    Gross revenue:
         Consulting                      $  2,413              $1,631
         Lab                                1,085                 800
         Inter-segment                       (251)               (123)
                                         --------              ------

             Totals                      $  3,247              $2,308
                                         ========              ======

    Direct project costs and other
     costs of operations:
         Consulting                      $  1,023              $  546
         Lab                                  531                 415
         Inter-segment                       (251)               (123)
                                         --------              ------

             Totals                      $  1,303              $  838
                                         ========              ======

    Other operating expenses:
         Consulting                      $  1,303              $1,115
         Lab                                  474                 311
         Inter-segment                       (121)                (30)
                                         --------              ------

             Totals                      $  1,656              $1,396
                                         ========              ======

    Income (loss) from operations:
         Consulting                      $     87              $  (30)
         Lab                                   80                  74
         Inter-segment                        121                  30
                                         --------              ------

             Totals                      $    288              $   74
                                         ========              ======

     Other income (expense):
          Consulting                      $   132               $  55
          Lab                                   1                   1
          Inter-segment                      (121)                (30)
                                          -------             -------

              Totals                      $    12               $  26
                                          =======               =====

       Income (loss) before taxes:
          Consulting                      $   219             $    25
          Lab                                  81                  75
          Inter-segment                         -                   -
                                          -------              ------

              Totals                      $   300             $   100
                                          =======             =======


There have been no significant changes in the assets of the Company between March 31, 1999 and the last fiscal year end (December 31, 1998). Accordingly, the assets of the individual segments are not materially different than those shown in the 8-K/A.

NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company (Refer to the 8-K/A), the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State Income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and accordingly, no provision for income tax has been recorded in the accompanying historical condensed consolidated financial statements attributable to these limited liability companies. The unaudited Proforma Basic net income per share data shown below is computed as if the Company acquired the subsidiaries effective January 1, 1998 and was subject to Corporate Income Tax:


                                                       1999      1998
                                                       ----      ----
                                                    (In thousands of dollars,
                                                       except share data)

Historical income before income taxes                $ 300       $100

Proforma:
            Provision for income taxes                 120         40

            Net income                                 180         60

            Basic net income per share                $.03       $.01

            Basic weighted average
             common shares outstanding           5,263,348  5,263,348

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the possibility of the Company making acquisitions during the next 12 to 18 months and the impact of becoming Year 2000 compliant. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
(In thousands of dollars, except share data)

The following table sets forth, for the periods indicated: i) the percentage that certain items in the condensed consolidated statements of income of the Company bear to net revenues, and ii) the percentage increase (decrease) in dollar amounts of such items from year to year.



                                                                    Percentage
                                                                     Increase
                                                                    (Decrease)
                                                                      Three
                                                                      Months
                                        Percentage                    Ended
                                     of Gross Revenue                3/31/99
                                   Three Months Ended                  vs.
                                   3/31/99        3/31/98            3/31/98
                                   -------        -------            -------
Gross revenue                       100.0%          100.0%            40.7%
Direct project costs and other
    costs of operations              40.1            36.3             55.5%
                                   ------          ------             -----
       Net revenue                   59.9            63.7             32.2%
                                   ------          ------             -----

Expenses:
    Labor and related expenses       15.3            18.7             15.3%
    Selling, general and             35.2            40.7             21.7%
    administrative
    Interest                           .5             1.1            (41.7)%
                                   ------          ------            -------
       Totals                        51.0            60.5             18.6%
                                   ------          ------            ------

Income from operations                8.9             3.2            289.2%

Other Income                           .3             1.1            (53.8)%
                                  -------          -------           -------


Net income                            9.2             4.3            200.0%
                                    =====            ====           =======

First Quarter Comparison for Years 1999 and 1998


         Gross revenue for the quarter ended March 31, 1999 totaled $3,247, an increase of 40.7% from gross revenue of $2,308 for the first quarter of 1998. Significant revenue increases were realized in both the Consulting and Lab segments. Net of the rise in inter-segment billing, Lab revenues increased $157 and Consulting increased $782. The increases in the Consulting segment were primarily attributable to an upswing in the real estate sector and partially due to an upward adjustment in the billing rates of professional personnel. The Lab segment revenue increase was due to a higher demand for the Lab services attributable to an increase in the direct sales force.

         Income from operations was $288 in the first quarter of 1999, an increase of 289.2% from $74 for the same period in 1998. The operating margin rose to 8.9% in the current quarter from 3.2% in the first quarter 1998. The increase in operating income and margin was primarily due to the higher gross revenue discussed above, partially offset by increases in operating expenses as described below:

         Labor  and   related   expenses   increased   15.3%   compared  to  the
corresponding period in the prior year due to increases in the size of the Consulting segments' technical staff and increases in compensation rates.

         Selling, general and administrative expenses increased 21.7% compared to the corresponding period in the prior year primarily due to the increase in the direct sales force and their associated direct selling expenses.

         Interest expense decreased 41.7% in the first quarter 1999 as compared to the first quarter 1998. This decrease was substantially due to the reduction in the amount outstanding on the revolving line-of-credit from $600 at March 31, 1998 to $0 at March 31, 1999.

         Net income for the quarter was $300 compared with $100 in the first quarter of 1998, an increase of 200%. Basic quarterly net income per share was $.06 in 1999 versus $.02 in 1998. The Company had 5,263,348 shares outstanding at March 31, 1999 and the March 31, 1998 per share amount was calculated assuming the same number of shares were also effectively outstanding at that date. The Company had no common stock equivalents at March 31, 1999 or March 31, 1998, therefore no dilutive earnings per share were calculated.

Liquidity and Capital Resources

         Net cash provided by operations for the three months ended March 31, 1999 was $618 as compared to $154 for the first three months of the prior year. The increase in cash provided by operations was substantially due to a decrease in days sales outstanding in the Company's receivables in the current year first quarter compared to the prior year first quarter. The decrease in days sales outstanding was primarily due to the implementation of a new project accounting software system in the Consulting segment, enabling more timely billing of the Company's services and resulting in quicker conversion of accounts receivable to cash.

         The Company made net capital expenditures of $53 in the first three months of 1999 compared to net capital expenditures of $75 in the first three months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current year will be approximately the same as those incurred in the prior year.

         The Company, in the normal course of business, encounters potential liability, including claims for errors and omissions, resulting from the performance of its services. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. Currently, the Company is provided a $5 million per occurrence, $10 million aggregate professional services insurance policy through an unrelated, rated carrier. The Company also maintains a general liability insurance policy with an unrelated, rated carrier.

         At March 31, 1999, the Company had cash on hand and cash equivalents of $153. The Company has a $750 revolving credit line agreement that expires in July, 1999. Management forsees no difficulties in the renewal or replacement of this agreement. At March 31, 1999, borrowings under the line were $0 leaving
$750 available to the Company compared to $600 outstanding at March 31, 1998. Borrowings were available to the Company at an interest rate of 8.50% at March 31, 1999 and 8.75% at March 31, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

         The Company believes that its available cash and cash equivalents, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses.




Year 2000 Compliance

Overview

Computer systems and software have historically been coded to accept only two digit entries for the year. Consequently, on January 1, 2000, as well as on other significant dates, errors may occur. If computers cannot properly distinguish between the years 1900 and 2000, computers may shutdown or perform incorrect calculations.

Scope & Status

The Company has taken seriously the potential risks of the Year 2000 issue and has devoted resources to address the issue. The Company has established a Year 2000 oversight committee. The committee was assigned to address the following key components related to the Year 2000 issue:

   - Information applications, including the Company's project management and accounting systems
   - Computer hardware, software, operating systems and network infrastructure including telecommunications systems
   - Facility and administrative systems
   - Major suppliers and customers' systems

During the fourth quarter of 1998, the Company implemented a new information technology system (a project management and accounting system). This system is warranted as Year 2000 compliant. The Company has performed specific Year 2000 compliance testing of this system as well as others in use during the first quarter of 1999.

The Company has also conducted an inventory and assessment of its hardware and software for Year 2000 compliance. Any non-compliant components identified (hardware or software) have been made compliant or replaced with compliant versions. Facility and administrative systems that support the Company (such as telephone, security systems, etc.) have also been assessed for Year 2000 compliance and required upgrades to such hardware and software have been completed.

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. Contingency plans will be developed as appropriate to address any potential problems that may be identified.

Costs

The costs associated with Year 2000 compliance have not been material and generally fall within normally anticipated operating and capital spending. The costs of becoming Year 2000 compliant have not been material to the financial position of the Company. Although the Company has not currently found the costs of Year 2000 compliance to be material, it cannot ensure Year 2000 compliance by third parties.

Risks

The conversion of the Company's project management and accounting systems to a Year 2000 compliant system mitigates the risk that the Company would be unable to maintain accurate client records and billings.

The Company cannot predict with accuracy the extent to which its vendors and clients will become compliant. The resulting effects on the Company's financial position could be adversely affected if major vendors or clients do not operate into and beyond the change in the millennium. The Company believes that the completion of its Year 2000 Project significantly reduces the possibility of major interruptions to its normal business operations; however, no assurances can be given.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended March 31, 1999:

         Exhibit No. 27

b.       Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K, dated March 10, 1999, describing the completion of the purchase of Environmental Waste Management Associates, L..L..C., Environmental Waste Management Associates, Inc. , Integrated Analytical Laboratories, L.L.C., and Integrated Analytical Laboratories, Inc., and subsequently filed a Current Report on Form 8-K/A, dated May 10, 1999 providing historical and pro-forma financial information of the acquired entities.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MENLO ACQUISITION CORPORATION


                                                  /s/Frank Russomanno
Date: May 17, 1999                               -----------------------------
                                                  Frank Russomanno
                                                  Chief Financial Officer