Form 10QSB
period 1999-06-30
MENLO ACQUISITION CORP
filed 1999-08-03
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB


(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

At August 3, 1999 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 1999 (Unaudited) and
                  December 31, 1998........................................ F-3

                  Condensed Consolidated Statements of Income -
                  Six and Three Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited)...........................F-4 - F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited)................................ F-6

                  Notes to Condensed Consolidated Financial Statements
                  June 30, 1999 (Unaudited)...........................F-7 - F-11

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

         Item 5.  Not Applicable

         Item 6.  Exhibits and  Reports on Form 8-K

SIGNATURES

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                                 June             December
                                               30, 1999           31, 1998
                                               --------            --------
                                             (Unaudited)         (See Note 1)
                          ASSETS                (In thousands of dollars)

Current assets:
     Cash                                          $ 1,257            $     25
     Marketable securities, at market                  181                   -
     Accounts receivable:
        Trade, net of allowance for doubtful
           accounts of $626 and $566                 3,837               4,833
        Unbilled receivables                           175                 107
        Affiliates                                     292                 285
     Prepaid expenses and other current assets          70                  82
     Due from affiliate                                  -                  27
                                               -----------           ---------
               Total current assets                  5,812               5,359

Equipment and furnishings, net of accumulated
     depreciation of $732 and $550                   1,144               1,020
Other assets                                            17                  38
                                                 ---------           ---------

               Totals                               $6,973              $6,417
                                                    ======              ======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - bank                          $     -             $   400
     Current portion of long-term debt                 106                 106
     Accounts payable                                  818                 610
     Customer deposits                                 436                 523
     Accrued expenses and other liabilities            553                 243
     Income taxes payable                              254                   -
     Due stockholder                                     -                  55
                                                 ---------           ---------
               Total current liabilities             2,167               1,937
Long-term debt, net of current portion                 221                 275
                                                  --------            --------
               Total liabilities                     2,388              2,212
                                                   -------             -------

Stockholders' equity:
     Common stock, $.0001 par value; 40,000,000
       shares authorized; 5,263,348 issued and
       outstanding                                       1                   1
     Additional paid-in capital                      4,204               4,204
     Retained earnings                                 380                   -
                                                  --------           ---------
               Total stockholders' equity            4,585               4,205
                                                   -------             -------

               Totals                               $6,973              $6,417
                                                    ======              ======


See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                               1999                1998
                                              ------              ------
                                               (In thousands of dollars,
                                                  except share data)

Gross revenue                                 $6,521              $4,703
Direct project costs and other costs of
 operations                                    2,562               1,962
                                             -------             -------

Net revenue                                    3,959               2,741
                                             -------             -------

Expenses:
     Labor and related expenses                  981                 901
     Selling, general and administrative       2,372               2,115
     Interest                                     21                  42
                                             -------             -------
        Totals                                 3,374               3,058
                                             -------             -------

Income(loss)from operations                      585                (317)

Other income                                      49                  49
                                             -------             -------

Income(loss) before income taxes                 634                (268)

Provision (credit) for income taxes              254                (107)
(See Note 5)                                  ------             -------


Net income (loss)                            $   380             $  (161)
                                             =======             =======

Basic net income (loss) per share              $.07                $(.03)
                                               ====                =====

Basic weighted average common shares
outstanding                                5,263,348           5,263,348
                                           =========           =========



















See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                               1999                1998
                                              ------              ------
                                               (In thousands of dollars,
                                                  except share data)

Gross revenue                                 $3,274              $2,395
Direct project costs and other costs of
 operations                                    1,259               1,124
                                             -------             -------

Net revenue                                    2,015               1,271
                                             -------             -------

Expenses:
     Labor and related expenses                  483                 469
     Selling, general and administrative       1,228               1,175
     Interest                                      7                  18
                                             -------             -------
        Totals                                 1,718               1,662
                                             -------             -------

Income(loss)from operations                      297               (391)

Other income                                      37                  23
                                             -------             -------

Income(loss) before income taxes                 334                (368)

Provision (credit) for income taxes              254                (147)
(See Note 5)                                  ------             -------


Net income (loss)                            $    80             $  (221)
                                             =======             =======

Basic net income (loss) per share              $.01                $(.05)
                                               ====                =====

Basic weighted average common shares
outstanding                                5,263,348           5,263,348
                                           =========           =========



















See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                       1999                1998
                                                       ----                ----
                                                       (In thousands of dollars)
Operating activities:
     Net income (loss)                                  $380              $(161)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation                                     182                158
        Provision for bad debts                          100                 60
        Changes in operating assets and liabilities:
           Accounts receivable - trade                   896                 36
           Unbilled receivables                          (68)              (139)
           Accounts receivable - affiliates               (7)              (199)
           Prepaid expenses and other current assets      12                 40
           Due from affiliate                             27                122
           Other assets                                   21               (288)
           Accounts payable                              208                478
           Customer deposits                             (87)               144
           Accrued expenses and other liabilities        310                195
           Taxes payable                                 254                  -
                                                      ------             ------
            Net cash provided by operating activities  2,228                446
                                                      ------             ------

Investing activities:
     Purchase of equipment                              (306)              (340)
     Purchase of marketable securities                  (181)                 -
                                                      ------             ------
            Net cash used in investing activities       (487)              (340)
                                                      ------             ------

Financing activities:
     Repayment of notes payable - bank                  (400)              (366)
     Repayment of long-term debt - bank                  (54)               (50)
     Advances from (repayment to) stockholder            (55)               689
                                                      ------              -----
           Net cash (used in) provided by
            financing activities                        (509)               273
                                                       -----             ------

Net increase in cash                                   1,232                379

Cash, beginning of period                                 25                  4
                                                      ------             ------

Cash, end of period                                   $1,257              $ 383
                                                      ======             ======


Supplemental disclosure of cash flow data:
     Interest paid                                     $  21              $  42
                                                       =====              =====

     Income taxes paid                                 $   1              $  61
                                                       =====              =====




See Notes to Condensed Consolidated Financial Statements.

                          MENLO ACQUISTION CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

June 30, 1999

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Menlo Acquisition Corporation, ( "Menlo") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. As used herein, "Company" refers to Menlo and its operating subsidiaries. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Further information can be obtained by referring to the Company's Form 8-K filed with the SEC on March 10, 1999 and to the audited financial statements and footnotes included in the Company's Form 8-K/A filed May 10, 1999.

Certain amounts in the 1998 Financial Statements have been reclassified to conform with the current presentation.

The consolidated results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The Company has two operating subsidiaries. One provides environmental consulting, remedial and disposal services with offices in Parsippany and West Windsor, New Jersey (Consulting). The other conducts testing of soil and water for environmental hazards with an office in Randolph, New Jersey (Lab). The subsidiaries operate primarily throughout New Jersey, New York, Connecticut and eastern Pennsylvania.


NOTE 2: EARNINGS PER SHARE

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") which requires the presentation of "basic" and, if appropriate, "diluted" earnings
(loss) per common share. The calculation of the basic net income (loss) per share and the basic weighted average common shares outstanding shown in the accompanying unaudited Condensed Consolidated Statements of Income for the six and three months ended June 30, 1998 have been computed as if the shares outstanding as of June 30, 1999 had been effectively outstanding at January 1, 1998.

For the six and three months ended June 30, 1999 and 1998, the Company had no common stock equivalents and, accordingly, diluted earnings per share amounts have not been presented in the accompanying unaudited Condensed Consolidated Statements of Income.

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

The Company has a $750,000 revolving line-of-credit facility utilized by its consulting segment. Outstanding borrowings are secured by substantially all of the Company's assets. The line of credit contains certain covenants, the most restrictive of which includes the maintenance of a maximum capital funds ratio, as defined. As of June 30, 1999, the Company was in compliance with all covenants and there were no amounts outstanding under the line of credit.

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

     Revenue, income from operations and other related segment information for the six months ended June 30, 1999 and 1998 follows:
                                            1999                 1998
                                            -----                -----
                                             (In Thousands of Dollars)
  Gross revenue:
       Consulting                          $  4,646              $3,195
       Lab                                    2,320               1,745
       Inter-segment                           (445)               (237)
                                           --------             -------

           Totals                          $  6,521              $4,703
                                           ========             =======

  Direct project costs and other costs
     of operations:
       Consulting                          $  1,871              $1,277
       Lab                                    1,136                 922
       Inter-segment                           (445)               (237)
                                           --------             -------

           Totals                          $  2,562              $1,962
                                           ========             =======

  Other operating expenses:
       Consulting                          $  2,608              $2,389
       Lab                                    1,020                 731
       Inter-segment                           (254)                (62)
                                           --------             -------

           Totals                          $  3,374              $3,058
                                           ========             =======

  Income (loss) from operations:
       Consulting                          $    167              $ (471)
       Lab                                      164                  92
       Inter-segment                            254                  62
                                           --------             -------

           Totals                          $    585              $ (317)
                                           ========             =======

  Other income (expense):
       Consulting                          $    283              $  110
       Lab                                       20                   1
       Inter-segment                           (254)                (62)
                                           --------             -------

           Totals                          $     49              $   49
                                           ========             =======

  Income (loss) before taxes:
       Consulting                          $    450             $  (361)
       Lab                                      184                  93
                                           --------            --------

           Totals                          $    634             $  (268)
                                           ========            ========

  Provision (credit) for income taxes:
       Consulting                          $    181             $  (144)
       Lab                                       73                  37
                                           --------            --------

           Totals                          $    254             $  (107)
                                           ========            ========

  Net Income (loss):
       Consulting                          $    269             $  (217)
       Lab                                      111                  56
                                           --------            --------

          Totals                           $    380             $  (161)
                                           ========            ========

     Revenue, income from operations and other related segment information for the three months ended June 30, 1999 and 1998 follows:

                                             1999                 1998
                                            -----                -----

                                           (In Thousands of Dollars)
  Gross revenue:
       Consulting                          $  2,233             $ 1,564
       Lab                                    1,235                 945
       Inter-segment                           (194)               (114)
                                           --------            --------

          Totals                           $  3,274             $ 2,395
                                           ========            ========

  Direct project costs and other
   costs of operations:
       Consulting                          $    847             $   731
       Lab                                      606                 507
       Inter-segment                           (194)               (114)
                                           --------            --------

          Totals                           $  1,259             $ 1,124
                                           ========             =======

 Other operating expenses:
       Consulting                          $  1,305             $ 1,274
       Lab                                      546                 420
       Inter-segment                           (133)                (32)
                                           --------             -------

           Totals                          $  1,718             $ 1,662
                                           ========             =======

   Income (loss) from operations:
        Consulting                         $     81             $  (441)
        Lab                                      83                  18
        Inter-segment                           133                  32
                                            -------             -------

           Totals                          $    297             $  (391)
                                           ========             =======

    Other income (expense):
         Consulting                        $    151             $    55
         Lab                                     19                   -
         Inter-segment                         (133)                (32)
                                           --------             -------

             Totals                        $     37             $    23
                                           ========             =======

    Income (loss) before taxes:
         Consulting                        $    232             $  (386)
         Lab                                    102                  18
                                           --------             -------

             Totals                        $    334             $  (368)
                                           ========             =======

    Provision (credit) for income taxes:
         Consulting                        $    181             $  (154)
         Lab                                     73                   7
                                           --------             -------

             Totals                        $    254             $  (147)
                                           ========             ========

    Net Income (loss):
         Consulting                        $     51             $  (232)
         Lab                                     29                  11
                                           --------             -------

             Totals                        $     80             $  (221)
                                           ========             =======


  Assets by segment as of June 30, 1999
    and 1998 follow:
                                               1999                1998
                                               -----               ----
                                              (In Thousands of  Dollars)

    Cash and marketable securities,
     at market:
         Consulting                        $  1,246             $   285
         Lab                                    192                  98
                                           --------             -------

             Totals                        $  1,438             $   383
                                           ========             =======

    Accounts receivable, net:
         Consulting                        $  3,346             $ 4,024
         Lab                                  1,153               1,681
         Inter-segment                         (195)               (624)
                                           --------             -------

             Totals                        $  4,304             $ 5,081
                                           ========             =======

    Equipment and furnishings, net:
         Consulting                        $    443             $   491
         Lab                                    701                 603
                                           --------             -------

             Totals                        $  1,144             $ 1,094
                                           ========             =======

    Other assets:
         Consulting                        $     72             $   714
         Lab                                     15                  72
                                           --------             -------

             Totals                        $     87             $   786
                                           ========             =======

             Total assets                  $  6,973             $ 7,344
                                           ========            ========

NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company (Refer to the Form 8-K/A), the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and accordingly, no provision for income tax had been recorded in the historical condensed consolidated financial statements attributable to these limited liability companies included with the Form 8-K/A. The unaudited basic net income (loss) per share data as shown on the Condensed Consolidated Statements of Income for the six and three months ended June 30, 1998 is computed as if the Company acquired the subsidiaries effective January 1, 1998 and was subject to Corporate Income Tax.

NOTE 6: MARKETABLE SECURITES:

The Company purchased marketable securities on June 28, 1999. As of June 30, 1999, the cost of these securities approximated market and, as such, no comprehensive income has been recorded.

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

Results of Operations
(In thousands of dollars, except share data)

The following tables set forth, for the periods indicated: i) the percentage that certain items in the condensed consolidated statements of income of the Company bear to gross revenues, and ii) the percentage increase (decrease) in dollar amounts of such items from year to year.

Six Month Comparison for Years 1999 and 1998

                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                         Six
                                                                        Months
                                             Percentage                 Ended
                                          of Gross Revenue             6/30/99
                                         Six Months Ended                 vs.
                                         ----------------                 --
                                     6/30/99          6/30/98          6/30/98
                                     ------           -------          -------

Gross revenue                           100.0%          100.0%            38.7%
Direct project costs and other costs
    of operations                        39.3            41.7             30.6%
                                       ------          ------             -----
       Net revenue                       60.7            58.3             44.4%
                                       ------          ------             -----

Expenses:
    Labor and related expenses           15.0            19.2              8.9%
    Selling, general and
     administrative                      36.4            45.0             12.2%
    Interest                              0.3             0.9            (50.0)%
                                       ------          ------            ------
       Totals                            51.7            65.1             10.3%
                                       ------          ------            ------

Income (loss) from operations             9.0            -6.8            284.5%

Other income                              0.7             1.1              0.0%
                                       ------          ------            ------

Income (loss) before income taxes         9.7            -5.7            336.6%
                                       ======          ======            ======

         Gross  revenues  for the six  months  ended June 30,  1999 were  $6,521 versus $4,703 for the first six months of 1998, an increase of 38.7%. Significant increases occurred in both the Consulting and Lab segments. Lab revenues increased $367 (net of inter-segment billing) and Consulting increased $1,451. Consulting revenue increased due to continued strength in the real estate sector, increased hours billed from the professional staff and improvement in the accounting systems ability to capture job related expenses in a timely manner. In 1998, the initial attempt to implement a new computer system in the billing (Consulting) and accounting areas caused job related costs to be expensed without these expenditures being assigned to specific jobs and thus, not being recorded as revenue in a timely manner. This problem was rectified in the third quarter 1998. Lab revenue increases were a result of direct sales efforts from a larger sales force and higher utilization of equipment used in performing Lab services.

         Income from operations was $585 in the first six months of 1999 as opposed to a loss of $317 for the same period in 1998. This represents an increase of 284.5%. Operating margins rose to 9.0% for the current period from a negative 6.8% for the first six months of 1998. The increase in operating income and margin was due to the higher gross revenue mentioned above offset by slight increases in operating expenses. The loss and margin shown for the prior period were a result of the computer system implementation problem that was discussed above.

         Labor and related expenses increased 8.9% compared to the corresponding period in the prior year due to increases in the size of the Consulting segments' technical staff and increases in compensation rates.

         Selling, general and administrative expenses increased 12.2% compared to the corresponding period in the prior year primarily due to the increase in the Lab segment direct sales force and their associated direct selling expenses.

         Interest expense decreased 50.0% in the first six months of 1999 as compared to the first six months of 1998. This decrease was due to the reduction in the amount outstanding on the revolving line-of-credit from $500 at June 30, 1998 to $0 at June 30, 1999.

         Income before taxes for the period was $634 compared with a loss of $268 in the six months of 1998, an increase of 336.6%. Tax provisions (credits) were recorded at an effective rate of 40% for both 1999 and 1998 (see Note 5 in the Notes to Condensed Consolidated Financial Statements). Basic net income per share was $.07 in 1999 versus a loss of $(.03) in 1998. The Company had 5,263,348 shares outstanding at June 30, 1999 and the June 30, 1998 per share amount was calculated assuming the same number of shares were also effectively outstanding at that date. The Company had no common stock equivalents at June 30, 1999 or June 30, 1998, therefore no dilutive earnings per share were calculated.


Second Quarter Comparison for Years 1999 and 1998

                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                        Three
                                                                       Months
                                          Percentage                   Ended
                                       of Gross Revenue                6/30/99
                                     Three Months Ended                 vs.
                                     ------------------                 --
                                     6/30/99          6/30/98         6/30/98
                                     -------          -------         -------
Gross revenue                          100.0%          100.0%            36.7%
Direct project costs and other costs
    of operations                       38.5            46.9             12.0%
                                      ------          ------             -----
       Net revenue                      61.5            53.1             58.5%
                                      ------          ------             -----

Expenses:
    Labor and related expenses          14.8            19.6              3.0%
    Selling, general and
     administrative                     37.5            49.1              4.4%
    Interest                             0.2             0.7            (58.8)%
                                      ------          ------            ------
       Totals                           52.5            69.4              3.4%
                                      ------          ------            ------

Income (loss) from operations            9.0           -16.3            176.0%
                                                                        ------

Other income                             1.2             0.9             60.9%
                                      ------          ------            ------
Income (loss) before income taxes       10.2           -15.4            190.8%
                                      ======          ======            ======


         Gross revenue for the quarter ended June 30, 1999 totaled $3,274, an increase of 36.7% from gross revenue of $2,395 for the second quarter of 1998. There were revenue increases in both the Consulting and Lab segments. Net of the rise in inter-segment billing, Lab revenues increased $210 and Consulting increased $669. The increases were primarily attributable to the items previously discussed in the six-month comparison.

         Income from operations was $297 in the second quarter of 1999, compared with a loss of $391 for the same period in 1998. The operating margin rose to 9.0% in the current quarter from a negative 16.3% in the second quarter 1998. The computer system implementation, which was completed in the fourth quarter 1998, caused the most severe problems in the second quarter 1998. Therefore, the majority of the unassigned expenses were included in the expenses of the second quarter 1998 causing the unusually poor operating margin. These expenses were subsequently reviewed and assigned to specific jobs and included in the revenue of the third quarter 1998.

         Labor and related expenses and selling, general and administrative expenses were not substantially different in comparing the results of the two quarters.

         Interest expense decreased 58.8% in the second quarter 1999 as compared to the second quarter 1998. This decrease was due to the fact that the Company had no amounts outstanding on the revolving line-of-credit during the entire second quarter of 1999, while outstanding amounts in the second quarter of 1998 averaged approximately $550.

         Income before taxes for the current quarter was $334 compared with a loss of $368 in the second quarter of 1998. Tax provisions (credits) were recorded at an effective rate of 40% for both 1999 and 1998 (see Note 5 in the Notes to Condensed Consolidated Financial Statements). Basic net income per share was $.01 in 1999 versus a loss of $(.05) in 1998 and was calculated as described previously. Again, the Company had no common stock equivalents at June 30, 1999 or June 30, 1998, therefore no dilutive earnings per share were calculated.


Liquidity and Capital Resources

         Net cash provided by operations for the six months ended June 30, 1999 was $2,228 as compared to $446 for the first six months of the prior year. The increase in cash provided by operations was primarily due to a decrease in days sales outstanding in the Company's receivables in the current year period compared to the prior year period. The decrease in days sales outstanding was due to the full implementation of a new project accounting software system in the Consulting segment, enabling more timely billing of the Company's services and resulting in improved monitoring of accounts receivable and quicker conversion to cash. Additionally, net income increased substantially from the prior year and more stringent cash management policies have been implemented.

         The Company made net capital expenditures of $306 in the first six months of 1999 compared to net capital expenditures of $340 in the first six months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current year will be approximately the same as those incurred in the prior year.

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

         At June 30, 1999, the Company had cash on hand of $1,257. The Company has a $750 revolving credit line agreement that expired on July 31, 1999.
Management is in the process of renewing this agreement and forsees no difficulties in the renewal. The lender has informed management that the current agreement will be extended and remain in effect until such time as the renewal agreement is finalized. At June 30, 1999, borrowings under the line were $0 leaving $750 available to the Company compared to $500 outstanding at June 30, 1998. Borrowings were available to the Company at an interest rate of 8.75% at both June 30, 1999 and June 30, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

         The Company believes that its available cash, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses. There are no present agreements, understandings or other arrangements with respect to any acquisition or investment.



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

During the fourth quarter of 1998, the Company implemented a new information technology system (a project management and accounting system). This system is warranted as Year 2000 compliant. The Company has performed specific Year 2000 compliance testing of this system as well as others in use during the first six months of 1999.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended June 30, 1999:

         Exhibit No. 27 - Financial Data Schedule

b.       Reports on Form 8-K

         During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K/A, dated May 10, 1999 providing historical and pro-forma financial information of the entities acquired on March 10, 1999 (Environmental Waste Management Associates, L.L.C., Environmental Waste Management Associates, Inc., Integrated Analytical Laboratories, L.L.C., and Integrated Analytical Laboratories, Inc.).




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MENLO ACQUISITION CORPORATION



Date: August 3, 1999                              /ss/Frank Russomanno
                                                  --------------------------
                                                  Frank Russomanno
                                                  Chief Financial Officer