Form 10QSB
period 1999-09-30
MENLO ACQUISITION CORP
filed 1999-11-12
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB


(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

At November 12, 1999 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                        Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 1999 (Unaudited) and
                  December 31, 1998...................................F-3

                  Condensed Consolidated Statements of Income and
                  Comprehensive Income - Nine and Three Months Ended
                  September 30, 1999 and September 30, 1998
                  (Unaudited).........................................F-4 - F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999
                  and September 30, 1998 (Unaudited)..................F-6

                  Notes to Condensed Consolidated Financial Statements
                  September 30, 1999 (Unaudited)......................F-7 - F-11

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Other Information

         Item 6.  Exhibits and  Reports on Form 8-K

SIGNATURES

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                               September          December
                                               30, 1999           31, 1998
                                               --------            --------
                                             (Unaudited)         (See Note 1)
                          ASSETS                (In thousands of dollars)
                          ------
Current assets:
     Cash                                          $ 1,108            $     25
     Marketable securities, at market                  218                   -
     Accounts receivable:
        Trade, net of allowance for doubtful
           accounts of $607 and $566                 3,788               4,833
        Unbilled receivables                           195                 107
        Affiliates                                     383                 285
     Prepaid expenses and other current assets          75                  82
     Due from affiliate                                  -                  27
                                                 ---------           ---------
               Total current assets                  5,767               5,359

Equipment and furnishings, net of accumulated
     depreciation of $837 and $550                   1,084               1,020
Other assets                                            14                  38
                                                 ---------           ---------

               Totals                               $6,865              $6,417
                                                    ======              ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Notes payable - bank                          $     -              $  400
     Current portion of long-term debt                 106                 106
     Accounts payable                                  635                 610
     Customer deposits                                 493                 523
     Accrued expenses and other liabilities            548                 243
     Income taxes payable                               66                  -
     Due stockholder                                     -                  55
                                                  --------            --------
               Total current liabilities             1,848               1,937
     Deferred taxes                                     15                  -
     Long-term debt, net of current portion            195                 275
                                                  --------            --------
               Total liabilities                     2,058               2,212
                                                   -------             -------

Stockholders' equity:
     Common stock, $.0001 par value; 40,000,000
       shares authorized; 5,263,348 issued and
       outstanding                                       1                   1
     Additional paid-in capital                      4,204               4,204
     Accumulated other comprehensive income             22                  -
     Retained earnings                                 580                  -
                                                  --------            --------
               Total stockholders' equity            4,807               4,205
                                                   -------             -------

               Totals                               $6,865              $6,417
                                                    ======              ======


See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                     Income
                                     ------


                                               1999                1998
                                              ------              ------
                                               (In thousands of dollars,
                                                  except share data)

Gross revenue                                 $9,959              $9,154
Direct project costs and other costs of
 operations                                    3,959               4,246
                                             -------             -------

Net revenue                                    6,000               4,908
                                             -------             -------

Expenses:
     Labor and related expenses                1,368               1,335
     Selling, general and administrative       3,724               3,204
     Interest                                     28                  67
                                             -------             -------
        Totals                                 5,120               4,606
                                             -------             -------

Income from operations                           880                 302

Other income                                      88                  65
                                             -------             -------

Income before income taxes                       968                 367

Provision for income taxes                       388                 147
(See Note 5)                                  ------             -------


Net income                                   $   580             $   220
                                             =======             =======

Basic net income per share                      $.11                $.04
                                                ====                ====

Basic weighted average common shares
outstanding                                5,263,348           5,263,348
                                           =========           =========


                              Comprehensive Income
                              --------------------


Net income                                      $580                $220
Other comprehensive income, net of tax
    Unrealized gains on securities:
      Unrealized holding gains arising
        during the year:                          22                  -
                                               -----                ----

Comprehensive income                            $602                $220
                                               =====                ====



See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                     Income
                                     ------

                                               1999                1998
                                              ------              ------
                                               (In thousands of dollars,
                                                  except share data)

Gross revenue                                 $3,438              $4,451
Direct project costs and other costs of
 operations                                    1,397               2,284
                                             -------             -------

Net revenue                                    2,041               2,167
                                             -------             -------

Expenses:
     Labor and related expenses                  387                 434
     Selling, general and administrative       1,352               1,089
     Interest                                      7                  25
                                             -------             -------
        Totals                                 1,746               1,548
                                             -------             -------

Income from operations                           295                 619

Other income                                      39                  16
                                             -------             -------

Income before income taxes                       334                 635

Provision for income taxes                       134                 254
(See Note 5)                                  ------             -------


Net income                                   $   200             $   381
                                             =======             =======

Basic net income per share                     $.04                $.07
                                               ====                ====

Basic weighted average common shares
outstanding                                5,263,348           5,263,348
                                           =========           =========


                              Comprehensive Income
                              --------------------

Net income                                      $200                $381
Other comprehensive income, net of tax
    Unrealized gains on securities:
      Unrealized holding gains arising during
        the year:                                 22                  -
                                               -----                ----

Comprehensive income                            $222                $381
                                               =====                ====



See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                       1999                1998
                                                       ----                ----
                                                       (In thousands of dollars)
Operating activities:
     Net income                                         $580               $220
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                     287                261
        Provision for bad debts                          100                 90
        Changes in operating assets and liabilities:
           Accounts receivable - trade                   945             (1,471)
           Unbilled receivables                          (88)              (179)
           Accounts receivable - affiliates              (98)              (287)
           Prepaid expenses and other current assets       7                (86)
           Due from affiliate                             27                122
           Other assets                                   24                 -
           Accounts payable                               25              1,280
           Customer deposits                             (30)               184
           Accrued expenses and other liabilities        305                161
           Income Taxes payable                           66                147
                                                      ------             ------
            Net cash provided by operating activities  2,150                442
                                                      ------             ------

Investing activities:
     Purchase of equipment                              (351)              (460)
     Purchase of marketable securities                  (181)                 -
                                                      ------             ------
            Net cash used in investing activities       (532)              (460)
                                                      ------             ------

Financing activities:
     Repayment of notes payable - bank                  (400)              (367)
     Repayment of long-term debt - bank                  (80)               (50)
     Advances from (repayment to) stockholder            (55)               689
                                                      ------             ------
           Net cash (used in) provided by
            financing activities                        (535)               272
                                                       -----             ------

Net increase in cash                                   1,083                254

Cash, beginning of period                                 25                  4
                                                      ------             ------

Cash, end of period                                   $1,108             $  258
                                                      ======             ======


Supplemental disclosure of cash flow data:
     Interest paid                                     $  28              $  67
                                                       =====              =====

     Income taxes paid                                 $ 322              $  61
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

The consolidated results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The Company has two operating subsidiaries. One provides environmental consulting, remedial and disposal services with offices in Parsippany and West Windsor, New Jersey (Consulting). The other conducts testing of soil and water for environmental hazards with an office in Randolph, New Jersey (Lab). The subsidiaries operate primarily throughout New Jersey, New York, Connecticut and Pennsylvania.


NOTE 2: EARNINGS PER SHARE

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") which requires the presentation of "basic" and, if appropriate, "diluted" earnings
(loss) per common share. The calculation of the basic net income per share and the basic weighted average common shares outstanding shown in the accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 1998 have been computed as if the shares outstanding as of September 30, 1999 had been effectively outstanding at January 1, 1998.

For the nine and three months ended September 30, 1999 and 1998, the Company had no common stock equivalents and, accordingly, diluted earnings per share amounts have not been presented in the accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company has a $750,000 revolving line-of-credit facility utilized by its consulting segment. Outstanding borrowings are secured by substantially all of the Company's assets. The line of credit contains certain covenants, the most restrictive of which includes the maintenance of a maximum capital funds ratio, as defined. As of September 30, 1999, the Company was in compliance with all covenants and there were no amounts outstanding under the line of credit.

NOTE 4: BUSINESS SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," at the beginning of 1998. Following the provisions of SFAS 131, the Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described previously in Note 1.

Revenue, income from operations and other related segment information for the nine months ended September 30, 1999 and 1998 follows:

                                            1999                 1998
                                            -----                -----
                                             (In Thousands of Dollars)
  Gross revenue:
       Consulting                          $  6,861              $6,716
       Lab                                    3,696               2,988
       Inter-segment                           (598)               (550)
                                           --------             -------

           Totals                          $  9,959              $9,154
                                           ========             =======

  Direct project costs and other costs
     of operations:
       Consulting                          $  2,790              $3,341
       Lab                                    1,767               1,455
       Inter-segment                           (598)               (550)
                                           --------             -------

           Totals                          $  3,959              $4,246
                                           ========             =======

  Other operating expenses:
       Consulting                          $  3,871              $3,556
       Lab                                    1,648               1,152
       Inter-segment                           (399)               (102)
                                           --------             -------

           Totals                          $  5,120              $4,606
                                           ========             =======

  Income (loss) from operations:
       Consulting                          $    200              $ (181)
       Lab                                      281                 381
       Inter-segment                            399                 102
                                           --------             -------

           Totals                          $    880              $  302
                                           ========             =======

  Other income (expense):
       Consulting                          $    452              $  164
       Lab                                       35                   3
       Inter-segment                           (399)               (102)
                                           --------             -------

           Totals                          $     88              $   65
                                           ========             =======

  Income (loss) before taxes:
       Consulting                          $    652             $   (17)
       Lab                                      316                 384
                                           --------            --------

           Totals                          $    968             $   367
                                           ========            ========

  Provision (credit) for income taxes:
       Consulting                          $    262             $    (7)
       Lab                                      126                 154
                                           --------            --------

           Totals                          $    388             $   147
                                           ========            ========

  Net Income (loss):
       Consulting                          $    390             $   (10)
       Lab                                      190                 230
                                           --------            --------

          Totals                           $    580             $   220
                                           ========            ========

Revenue, income from operations and other related segment information for the three months ended September 30, 1999 and 1998 follows:

                                             1999                 1998
                                            -----                -----

                                           (In Thousands of Dollars)
  Gross revenue:
       Consulting                          $  2,215             $ 3,521
       Lab                                    1,376               1,243
       Inter-segment                           (153)               (313)
                                           --------            --------

          Totals                           $  3,438             $ 4,451
                                           ========            ========

  Direct project costs and other
   costs of operations:
       Consulting                          $    919            $  2,064
       Lab                                      631                 533
       Inter-segment                           (153)               (313)
                                           --------            --------

          Totals                           $  1,397            $  2,284
                                           ========             =======

 Other operating expenses:
       Consulting                          $  1,263             $ 1,167
       Lab                                      628                 421
       Inter-segment                           (145)                (40)
                                           --------             -------

           Totals                          $  1,746             $ 1,548
                                           ========             =======

   Income from operations:
        Consulting                         $     33             $   290
        Lab                                     117                 289
        Inter-segment                           145                  40
                                            -------             -------

           Totals                          $    295             $   619
                                           ========             =======

    Other income (expense):
         Consulting                        $    169             $    54
         Lab                                     15                   2
         Inter-segment                         (145)                (40)
                                           --------             -------

             Totals                        $     39             $    16
                                           ========             =======

    Income before taxes:
         Consulting                        $    202             $   344
         Lab                                    132                 291
                                           --------             -------

             Totals                        $    334             $   635
                                           ========             =======

    Provision for income taxes:
         Consulting                        $     81             $   137
         Lab                                     53                 117
                                           --------             -------

             Totals                        $    134             $   254
                                           ========             ========

    Net Income:
         Consulting                        $    121             $   207
         Lab                                     79                 174
                                           --------             -------

             Totals                        $    200             $   381
                                           ========             =======


  Assets by segment as of September 30, 1999
    and 1998 follow:
                                               1999                1998
                                               ----                ----
                                              (In Thousands of  Dollars)

    Cash and marketable securities,
     at market:
         Consulting                        $    876             $   195
         Lab                                    450                  63
                                           --------             -------

             Totals                        $  1,326             $   258
                                           ========             =======

    Accounts receivable, net:
         Consulting                        $  3,210             $ 5,500
         Lab                                  1,156               1,994
         Inter-segment                           -                 (808)
                                           --------             -------

             Totals                        $  4,366             $ 6,686
                                           ========             =======

    Equipment and furnishings,net:
         Consulting                        $    418             $   464
         Lab                                    666                 648
                                           --------             -------

             Totals                        $  1,084             $ 1,112
                                           ========             =======

    Other assets:
         Consulting                        $     72             $   608
         Lab                                     17                 109
                                           --------             -------

             Totals                        $     89             $   717
                                           ========             =======

             Total assets                  $  6,865             $ 8,773
                                           ========            ========

NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company (Refer to the Form 8-K/A), the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and accordingly, no provision for income tax had been recorded in the historical condensed consolidated financial statements attributable to these limited liability companies included with the Form 8-K/A. The unaudited basic net income per share data as shown on the Condensed Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 1998 is computed as if the Company acquired the subsidiaries effective January 1, 1998 and was subject to Corporate Income Tax.

NOTE 6: COMPREHENSIVE INCOME:

Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") which establishes new rules for the reporting and display of comprehensive income and its components. The Company owns marketable securities as shown in the accompanying Condensed Consolidated Balance Sheets which are classified as available for sale. These securities are recorded at fair value and unrealized gains and losses, net of tax, are reported as accumulated other comprehensive income within stockholders' equity. The adoption had no impact on prior year financial statements.

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

Results of Operations
(In thousands of dollars, except share data)

The following tables set forth, for the periods indicated: i) the percentage that certain items in the condensed consolidated statements of income and comprehensive income of the Company bear to gross revenues, and ii) the percentage increase (decrease) in dollar amounts of such items from year to year.

Nine Month Comparison for Years 1999 and 1998



                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                         Nine
                                                                        Months
                                             Percentage                 Ended
                                          of Gross Revenue             9/30/99
                                         Nine Months Ended                 vs.
                                         ----------------                 --
                                     9/30/99          9/30/98          9/30/98
                                     ------           -------          -------

Gross revenue                           100.0%          100.0%             8.8%
Direct project costs and other costs
    of operations                        39.8            46.4             (6.8)%
                                       ------          ------             -----
       Net revenue                       60.2            53.6             22.2%
                                       ------          ------             -----

Expenses:
    Labor and related expenses           13.7            14.6              2.5%
    Selling, general and
     administrative                      37.4            35.0             16.2%
    Interest                              0.3             0.7            (58.2)%
                                       ------          ------            ------

       Totals                            51.4            50.3             11.2%
                                       ------          ------            ------

Income from operations                    8.8             3.3            191.4%

Other income                              0.9             0.7             35.4%
                                       ------          ------            ------

Income before income taxes                9.7             4.0            163.8%
                                       ======          ======            ======

Gross revenues for the nine months ended September 30, 1999 were $9,959 versus $9,154 for the first nine months of 1998, an increase of 8.8%. Increases occurred in both the Consulting and Lab segments. Lab revenues increased $660 (net of inter-segment billing) and Consulting increased $145. Consulting revenue increased primarily due to continued strength in the real estate sector and increased hours billed from the professional staff. The significant increase in the revenue of the Lab segment was a result of effective direct sales efforts from a larger sales force, higher utilization of equipment used in performing Lab services and broadening of the customer base into the pharmaceutical industry.

Income from operations was $880 in the first nine months of 1999 as opposed to $302 for the same period in 1998. This represents an increase of 191.4%. Operating margins rose to 8.8% for the current period from 3.3% for the first nine months of 1998. The increase in operating income and margin was due to a significant reduction in the direct project costs incurred in the Consulting segment. This resulted in a higher percentage of net revenue. A larger portion of revenues was generated from professional services in 1999 as compared to more pass-through billing of reimbursable expenses in 1998.

Labor and related expenses increased 2.5% compared to the corresponding period in the prior year primarily due to increases in the number of technical staff in the Consulting segment and increases in compensation rates.

Selling, general and administrative expenses increased 16.2% compared to the corresponding period in the prior year primarily due to the increase in the Lab segment direct sales force and their associated direct selling expenses.

Interest expense decreased 58.2% in the first nine months of 1999 as compared to the first nine months of 1998. This decrease was due to limited use of the revolving line of credit in 1999. There have been no amounts outstanding on the line since early March 1999 whereas there was significant usage of the facility during 1998.

Income before taxes for the period was $968 compared with $367 in the first nine months of 1998, an increase of 163.8%. Tax provisions were recorded at an effective rate of 40% for both 1999 and 1998 (see Note 5 in the Notes to Condensed Consolidated Financial Statements). Basic net income per share was $.11 in 1999 versus $.04 in 1998. The Company had 5,263,348 shares outstanding at September 30, 1999 and the September 30, 1998 per share amount was calculated assuming the same number of shares were also effectively outstanding at that date. The Company had no common stock equivalents at September 30, 1999 or September 30, 1998, therefore no dilutive earnings per share were calculated.

Third Quarter Comparison for Years 1999 and 1998




                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                        Three
                                                                        Months
                                         Percentage                     Ended
                                      of Gross Revenue                 9/30/99
                                     Three Months Ended                  vs.
                                     ------------------                  --
                                      9/30/99         9/30/98          9/30/98
                                      -------         -------          -------
Gross revenue                          100.0%          100.0%           (22.8)%
Direct project costs and other costs
    of operations                       40.6            51.3            (38.8)%
                                      ------          ------            ------
       Net revenue                      59.4            48.7             (5.8)%
                                      ------          ------            ------

Expenses:
    Labor and related expenses          11.3             9.7            (10.8)%
    Selling, general and
     administrative                     39.3            24.5             24.2%
    Interest                             0.2             0.6            (72.0)%
                                      ------          ------            ------
       Totals                           50.8            34.8             12.8%
                                      ------          ------            ------

Income from operations                   8.6            13.9            (52.3)%
                                                                        ------

Other income                             1.1             0.4            143.8%
                                      ------          ------            ------
Income before income taxes               9.7            14.3            (47.4)%
                                      ======          ======            ======

Gross revenue for the quarter ended September 30, 1999 totaled $3,438, a decrease of 22.8% from gross revenue of $4,451 for the third quarter of 1998. There was a significant increase in the Lab segment of $293 (net of intercompany billing) due to the items discussed in the nine-month comparison. In the Consulting segment, the high level of 1998 third quarter revenue was a result of the correction of the billing problems that occurred in the second quarter of 1998. Please refer to the previous 10-QSB for a more detailed discussion of this issue. Third quarter 1999 revenue of the Consulting segment is consistent with the previous two quarters of 1999.

Income from operations was $295 in the third quarter of 1999, compared with $619 for the same period in 1998. The operating margin fell to 8.6% in the current quarter from 13.9% in the third quarter 1998. Again, the margin for the third quarter 1999 is consistent with previous quarters of the year. The unusually high operating margin shown in the prior year is due to the large revenue amount as explained above.

Labor and related expenses were not substantially different in comparing the results of the two quarters.

The percentage of selling, general and administrative expenses increased this quarter as compared to the same quarter last year. The percentage shown in the third quarter 1998 is reduced due to the higher revenue base in that quarter.

Interest expense decreased 72.0% in the third quarter 1999 as compared to the third quarter 1998. This decrease was due to the fact that the Company had no amounts outstanding on the revolving line-of-credit during the entire third quarter of 1999, while outstanding amounts in the third quarter of 1998 averaged approximately $520.

Income before taxes for the current quarter was $334 compared with $635 in the third quarter of 1998. Tax provisions were recorded at an effective rate of 40% for both 1999 and 1998 (see Note 5 in the Notes to Condensed Consolidated Financial Statements). Basic net income per share was $.04 in 1999 versus $.07 in 1998 and was calculated as described previously. Again, the Company had no common stock equivalents at September 30, 1999 or September 30, 1998, therefore no dilutive earnings per share were calculated.


Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 1999 was $2,150 as compared to $442 for the first nine months of the prior year. The increase in cash provided by operations was due to implementation of a new project accounting software system in the Consulting segment, enabling more timely billing of the Company's services and resulting in improved monitoring of accounts receivable and quicker conversion to cash. Additionally, net income increased substantially from the prior year and more stringent cash management policies have been implemented.

The Company made net capital expenditures of $351 in the first nine months of 1999 compared to net capital expenditures of $460 in the first nine months of the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the current year will be approximately the same as those incurred in the prior year. Additionally, the Company purchased $181 of marketable securities in the first nine months of 1999. No such purchases were made in the first nine months of 1998.

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

At September 30, 1999, the Company had cash on hand of $1,108. The Company has a $750 revolving credit line agreement that expired on October 31, 1999. Management is in the process of renewing this agreement and forsees no difficulties in the renewal. The lender has informed management that the current agreement will be extended and remain in effect until such time as the renewal agreement is finalized. At September 30, 1999, borrowings under the line were $0 leaving $750 available to the Company compared to $530 outstanding at September 30, 1998. Borrowings were available to the Company at an interest rate of 9% at September 30, 1999 and 8.75% at September 30, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

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

During the fourth quarter of 1998, the Company implemented a new information technology system (a project management and accounting system). This system is warranted as Year 2000 compliant. The Company has performed specific Year 2000 compliance testing of this system as well as others in use during the first nine months of 1999.

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

The Company has undertaken an analysis of its vendors and suppliers to determine potential areas of risk with regard to their failure to achieve Year 2000 compliance. To-date, no such risks have been identified. Contingency plans will be developed as appropriate to address any potential problems that may be identified in the near future.

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

                                     PART II

                                OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          The Company has been advised that the staff of the National Association of Securities Dealers, Inc. ("NASD") has determined that shares of its common stock are no longer eligible for quotation in the OTC Bulletin Board service. The staff claims that the Company does not satisfy the eligibility requirement of being "current" in its reporting obligations under the Securities Exchange Act of 1934. The Company strongly disputes that claim and believes that it has filed all reports required to be filed, based upon a "no action" letter received by its predecessor from the Division of Corporation Finance of the Securities and Exchange Commission and informal advice it received from the accounting staff of that Division. The Company has retained counsel to pursue available appeal/review procedures within the NASD.

          There can be no assurance that the Company's shares will continue to be quoted on the OTC Bulletin Board. If the Company's shares are no longer eligible for such quotation, the Company will seek to have its shares quoted on the "pink sheets." As a consequence, present and prospective investors may experience some difficulties in buying and selling the Company's shares or in obtaining the benefits of a more established trading market for such shares.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

          The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended September 30, 1999:

          Exhibit No. 27 - Financial Data Schedule

b.        Reports on Form 8-K

          During the quarter ended September 30, 1999, the Company did not file any Current Reports on Form 8-K.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MENLO ACQUISITION CORPORATION



Date: November 12, 1999                            /ss/Frank Russomanno
                                                  --------------------------
                                                  Frank Russomanno
                                                  Chief Financial Officer