Form 10KSB
period 1999-12-31
MENLO ACQUISITION CORP
filed 2000-03-28
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB



         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act:

          Title of each class:
     Common stock $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes           No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X}

At March 28, 2000 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2000, are incorporated by reference in Part III. The Company's proxy statement will be filed within 120 days after December 31, 1999.

The issuers revenues from its most recent fiscal year were $13,594,524.

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2000 was $597,128.

                           Menlo Acquisition Corporation
                         Annual Report on Form 10-KSB
                  For the Fiscal Year Ended December 31, 1999

                               Table of Contents

     PART I

       Item 1.    Description of Business
       Item 2.    Description of Property
       Item 3.    Legal Proceedings
       Item 4.    Submission of Matters to a Vote of Security Holders

     PART II

       Item 5.    Market for Common Equity and Related Stockholder Matters
       Item 6.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
       Item 7.    Financial Statements
       Item 8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure

     PART III

       Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act
       Item 10.   Executive Compensation
       Item 11.   Security Ownership of Certain Beneficial Owners and Management
       Item 12.   Certain Relationships and Related Transactions
       Item 13.   Exhibits and Reports on Form 8-K

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this business section that are forward-looking are based on current expectations and actual results may differ materially. The forward-looking statements include those regarding future adoption of regulations and statutes having an impact on the Company's business, the impact of current regulations and statutes, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the ability to successfully complete one or more acquisitions as part of the Company's growth strategy. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Menlo Acquisition Corporation

Menlo Acquisition Corporation ("Menlo") is a publicly traded Delaware Corporation formerly doing business as Focus Surgery Inc. ("Focus"). Menlo is now a holding company engaged in acquiring other operating businesses. Prior to the consummation of the Second Amended Plan of Reorganization in March 1999 further described below, Focus specialized in the research and development of techniques and equipment for non-invasive surgeries. On February 9, 1996, Focus filed a petition for relief under Chapter 11 of the Bankruptcy Code. In August 1996, while in bankruptcy, Focus sold substantially all of its assets to an unrelated company. As part of the sale, Focus transferred all rights to the "Focus Surgery, Inc." name to the buyer and amended its Articles of Incorporation to change its name to Menlo Acquisition Corporation.

Environmental Waste Management Associates, LLC, a New Jersey limited liability company ("EWMA LLC"), and Environmental Waste Management Associates, Inc. a New Jersey corporation ("EWMA Inc." and, together with EWMA LLC, "EWMA"), are environmental consulting firms providing a broad range of environmental services related to the investigation and remediation of hazardous waste sites. EWMA has offices in Parsippany and West Windsor, New Jersey.

Integrated Analytical Laboratories, LLC, a New Jersey limited liability company ("IAL LLC"), and Integrated Analytical Laboratories, Inc. a New Jersey corporation ("IAL Inc." and, together with IAL LLC, "IAL"), are firms providing analytical laboratory services to the environmental and pharmaceutical industries. IAL is located in Randolph, New Jersey.

EWMA, Inc. and IAL, Inc. were organized under the laws of the State of New Jersey in 1987 and each sold primarily all of their respective assets, except accounts receivable, to the aforementioned limited liability companies in April 1997. EWMA, Inc. and IAL, Inc. currently have no operations but exist primarily for the purpose of collecting outstanding receivables. Additionally, the personnel of EWMA and IAL remained as employees of EWMA, Inc. and IAL, Inc.

EWMA,  LLC;  EWMA,   Inc.;  IAL,  LLC;  and  IAL,  Inc.;  are  further  defined, collectively,as "the Acquired Entities"

Reverse Acquisition:

On March 10, 1999, Menlo and the Acquired Entities consummated certain transactions pursuant to the Second Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 1998 and approved on August 26, 1998. Menlo converted all of its outstanding shares of existing common stock to 263,348 shares of new common stock with a par value of $.0001 per share. Additionally, Menlo issued 5,000,000 shares of new common stock in exchange for 99% of the equity interest in the Acquired Entities (the "acquisition"). Subsequently, the remaining 1% of the acquired entities was purchased from an affilliated party for a nominal amount ($1).

As a result of the acquisition and the subsequent 1% purchase, the Acquired Entities became wholly owned subsidiaries of Menlo. Former owners and members of the Acquired Entities became the owners of approximately 95% of the 5,263,348 shares of common stock of Menlo outstanding upon the consummation of the acquisition. Stockholders of Menlo prior to the acquisition comprised the ownership of the remaining 5% of outstanding shares at the date of the acquisition. Therefore, the transaction was treated for accounting purposes as a "purchase business combination" and a "reverse acquisition" effective as of March 10, 1999 in which Menlo was the legal acquirer and the Acquired Entities were the accounting acquirer.

Accordingly, the assets and liabilities of the accounting acquirer (the Acquired Entities) continued to be accounted for at their historical carrying values as of March 10, 1999. As further explained in the Financial Statements, the fair value of the 263,348 shares deemed to have been issued to the stockholders of Menlo prior to the acquisition was included in the total cost of the acquisition of Menlo. The total cost was then allocated to the fair values of the net assets acquired and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998 reflect the results of operations of the Acquired Entities. Prior to the acquisition , Menlo was in bankruptcy and had limited operating activity, therefore no activity for Menlo from the effective date of the acquisition is reflected in the accompanying statements.

Business and Management of Menlo

As a public holding company, Menlo's sole assets are its investments in the Acquired Entities. While Menlo is a public reporting company, the Acquired
Entities will not be reporting companies, and there is no present intent to register any of the Acquired Entities as a reporting company. The management of Menlo will overlap significantly with that of the Acquired Entities.

As a holding company Menlo will not have ongoing sources of revenues or income apart from the Acquired Entities. Therefore, Menlo will be entirely dependent on the financial ability of the Acquired Entities to pay dividends to it and on the declaration and payment of such dividends by the Acquired Entities for funds to meet its financial obligations. The Board of Directors of Menlo, which will control the timing and amount of any dividends, initially will be composed of individuals closely associated with the Acquired Entities, and the former owners of the Acquired Entities will own sufficient Common Stock of Menlo to control the election of directors in the future.

Environmental Waste Management Associates (EWMA) - Consulting Segment

General

EWMA provides a broad range of environmental services related to the investigation and remediation of hazardous waste sites. EWMA's services include
(i)  investigation  of the nature and extent of contamination at affected sites;
(ii) design of remedial treatment systems; (iii) construction and management of such treatment systems; (iv) regulatory assistance; and (v) real estate transfer assistance.

At the time it commenced operations in 1987, EWMA primarily performed Phase I environmental site assessments and underground storage tank removal. Shortly thereafter, in response to its customers' needs, it substantially expanded its environmental services and developed a comprehensive hazardous waste service line, including a broad range of services related to environmental investigation and remediation of soil and groundwater. More recently, EWMA also has expanded its services into the areas of industrial hygiene and health and safety compliance.

EWMA generally provides services for its customers pursuant to written agreements. These agreements are primarily on a "fixed price" basis, with additions and changes effected through change orders, and, to a lesser extent, on a "time-and-materials" basis.

Services

EWMA provides consulting, engineering, construction and analytical services utilizing a diverse staff of qualified scientists, engineers, geologists, hydrogeologists, industrial hygienists and chemists. Project management teams are organized to effect efficient communication, technical expertise and subcontractor support, in light of the nature and scope of each project.

EWMA also provides services to determine if an environmental hazard exists at a subject site and to assess the nature of any such risk, particularly in light of the nature and extent of the hazard with respect to human health and the environment. Customers generally seek these services in connection with real estate transfers and site audits. These services include, but are not limited to, historical data gathering and review, site investigation and evaluation, sample collection through intrusive and non-intrusive methods, risk determination and remedial design and implementation.

EWMA pioneered the use of "Plume Dating," which is a method of determining the "age" of certain contamination. It is also a technique to help determine the past, present and future risk factors of environmental hazards. EWMA provides Plume Dating services in conjunction with "expert witness" testimony for customers and attorneys. This "chemical finger printing" may help determine the fair allocation of liability among responsible parties.

EWMA provides  remedial  design  services  based on the results of site history, investigation and risk analysis. Depending on these factors and applicable regulatory requirements, a remedial design can take several forms, ranging from natural attenuation to large scale treatment systems to alternative remedial technologies. EWMA assists customers in determining the most cost effective method of remediation and has the capability to provide a broad range of services relating to the design, building, maintenance and operation of appropriate remediation systems. In connection with its remedial design services, EWMA also undertakes the processes necessary for regulatory permit approval.

EWMA has extensive experience in the design, construction and maintenance of treatment systems. Such remedial systems are designed to treat contaminants found in the soils and groundwater. Such contaminates generally are hydrocarbons and solvents from leaking underground tanks and local spills. EWMA's remedial treatment systems are designed to reduce contamination in the soils and groundwater to levels acceptable for human health. Technologies utilized include both in-situ and ex-situ treatment, chosen from among carbon absorption, air stripping, soil venting, air sparging, in-situ oxidative injection and biological degradation. EWMA continues to adopt and employ new technologies in an ongoing attempt to provide the most cost effective remediation possible.

EWMA audits facilities with respect to indoor air quality and health and safety issues. In addition, EWMA designs and implements plans to address indoor air quality and health and safety concerns at its customers' facilities. Both monitoring of these plans and on site services are necessary to document compliance with applicable federal, state and local requirements, from federal Occupational Safety and Health Administration ("OSHA") and Toxic Substances Control Act ("TSCA") regulations to noise and nuisance limitations imposed by local statute or ordinance.

EWMA also provides on-site, operational services to remove, replace and retrofit underground storage tanks. EWMA provides a broad range of services in connection with compliance with applicable federal and state regulations. EWMA also provides a range of other operational services, including excavation and backfilling of soils, subsurface exploration and support for treatment system installation.

Customers and Marketing

EWMA's customers are primarily private-sector organizations. During the fiscal year ended December 31, 1999, approximately 95% of EWMA's gross revenues were derived from private-sector customers with the remainder associated with public-sector customers. No single customer accounted for more than 5% of EWMA's revenues in 1999.

EWMA identifies new customers through marketing efforts, utilizing a professional sales and marketing staff. EWMA participates in and presents at trade shows and technical conferences and produces literature to support its marketing program.

Competition

EWMA operates primarily in New Jersey, New York and Pennsylvania and competes against companies that are both much larger and smaller than EWMA. EWMA generally competes on the basis of price and service, including technical expertise. EWMA believes that it is competitive because of its industry contacts, customer relationships, sales and marketing efforts, competitive pricing and technical expertise.

Personnel

EWMA  provides  its  services  through a staff of  approximately  65  employees, consisting of approximately 45 professional staff (including engineers, geologists, hydrogeologists and biologists) and 20 support personnel. None of EWMA's employees are represented by a labor union, and EWMA is not a party to any collective bargaining agreement. EWMA believes its employee relations are good.

Integrated Analytical Laboratories (IAL) - Lab Segment

General

IAL provides analytical laboratory services to the environmental and pharmaceutical industries. IAL's services also include collection and transportation of samples from the customer's site to the laboratory and delivery of the results package to the customer.

Environmental consulting and remediation companies generally do not have the in-house capability to perform analytical services, as such, IAL historically has serviced such companies. Also, because companies in the pharmaceutical industry similarly frequently out-source analytical services, IAL more recently has positioned itself to capture this pharmaceutical business as well. Many large pharmaceutical companies have facilities in and around New Jersey. Therefore, IAL is both technically and geographically well positioned to serve this market.

IAL provides services on both a "job-by-job" and "bid" basis. Where projects are undertaken on a job-by-job basis, IAL provides its customers with a published rate sheet, which is updated periodically based upon prevailing market conditions, and which sets out the cost for each analytical parameter and the time frame for each analysis to be completed.

IAL owns or leases with an option to purchase substantially all of the equipment necessary to conduct the contracted analyses. This capital equipment is highly sophisticated and maintenance intensive. Each type of analysis requires a specialized type of equipment that is maintained and operated by experienced chemists according to applicable regulations and protocol.

IAL is required by federal and state regulations to maintain strict Quality Assurance/Quality Control ("QA/QC") procedures. IAL's QA/QC program was developed in accordance with the Good Laboratory Practices and Current Good Manufacturing Practices of the U.S. Food and Drug Administration (the "FDA"). This program calls for routine and independent assessments of IAL's performance, data and procedures to assure compliance with approved Standard Operation Procedures, which cover applicable aspects of the FDA's laboratory regulations.

To conduct its business, IAL also must maintain certifications for each type of analysis performed and from most states from which IAL receives a sample, although a number of states allow for certification reciprocity. IAL currently runs approved soil, wastewater and drinking water analyses for New Jersey, New York, Connecticut and Rhode Island. In addition, pursuant to available certification reciprocity, IAL currently is permitted to receive and perform analyses on samples from Pennsylvania, Colorado and Maryland. IAL also holds FDA and U.S. Department of Agriculture ("USDA") certifications to perform certain analyses. Once granted, continuation of these certifications generally is subject to annual performance evaluations, as well as periodic unannounced in-house audits of IAL's laboratory facilities.

Customers and Marketing

Substantially all of IAL's customers are private-sector organizations. Except for EWMA, which accounted for 16.7%, no single customer accounted for more than 5% of IAL's gross revenues during fiscal 1999.

IAL identifies and attracts new customers through marketing efforts utilizing its in-house professional sales and marketing staff. While IAL's facilities are located in New Jersey, it accepts and processes samples from any state in which it currently is certified or in which certification reciprocity permits it to perform the desired analysis. IAL participates in trade shows and technical conferences and produces literature to support its marketing program.

Competition

There has been a consolidation of the laboratory industry during the last three to four years. As a consequence, pricing of analytical services, which previously had been on a downward trend, has stabilized. However, competition continues to be primarily on the basis of price and service, including technical expertise. IAL believes that its competitive pricing, contacts, customer relationships, sales and marketing efforts and technical expertise allow it to remain stable and competitive. IAL competes against companies, certain of which are substantially larger, but many of which are of approximately the same size as, or smaller than, IAL.

Personnel

IAL provides its services through a staff of approximately 60 employees, consisting of approximately 40 professional staff (including engineers, chemists, biologists and other scientists) and 20 support personnel. None of IAL's employees are represented by a labor union, and IAL is not a party to any collective bargaining agreement. IAL believes its employee relations are good.

In-Situ Oxidative Technologies

In-Situ Oxidative Technologies ("ISOTEC") is owned 50% by Dr. Richard S. Greenberg, Menlo's Chief Executive Officer, and 50% by an unrelated third party. ISOTEC is in the business of remediating contaminated properties using a proprietary in-situ treatment program. The services performed by ISOTEC are similar in nature to those provided by the operating segments of Menlo. During 1999 and 1998, EWMA and IAL have generated revenue directly from ISOTEC in the amounts of approximately $183,000 and $36,000, respectively (see the related party footnote in the accompanying notes to consolidated financial statements). Additionally, the similar nature of ISOTEC's services has enabled EWMA to obtain contracts and generate revenues with unrelated customers in the past and may potentially enable it to continue to do so in the future.

On December 6, 1999, Menlo entered into an agreement with ISOTEC and an unrelated third party to advance it operating capital. As of the date of this agreement, the Company was owed approximately $195,000 for services it had provided on behalf of ISOTEC, of which approximately $162,000 was outstanding as of December 31, 1998. In consideration for Menlo entering into the aforementioned agreement, ISOTEC agreed to repay in full the outstanding balance of approximately $195,000. In addition, Menlo was granted the opportunity to purchase up to 50% of ISOTEC.

The agreement calls for Menlo to advance operating funds up to $250,000 to ISOTEC in equal amounts to that being advanced by the unrelated third party. In return, Menlo will receive an option to purchase 20% of Dr. Greenberg's ownership interest in ISOTEC (10% of the Company) for each $50,000 or portion thereof loaned to ISOTEC. The options are exercisable through June 30, 2001 at a price of $1,000 per option. As of March 28, 2000, Menlo had loaned $80,000 to ISOTEC and therefore has two options to purchase a total of 40% of Dr. Greenberg's interest (20% of the Company) for $2,000. Due to ISOTEC's financial condition, Menlo's $80,000 advance/option investment in ISOTEC is being carried at $0. Management does not intend to make any advances in excess of the $250,000 total commitment to ISOTEC until ISOTEC shows an improvement in their financial condition and ability to pay.

Potential Liability and Insurance

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

ITEM 2. DESCRIPTION OF PROPERTY

EWMA operates out of two facilities located in Parsippany and West Windsor, New Jersey. The Parsippany facility consists of approximately 18,000 square feet of office space leased from Greenberg Property LLC, a company controlled by Richard
S. Greenberg. The lease, which is at $14 per square foot, expires in June 2007 and is subject to two five-year renewal options. The West Windsor facility consists of approximately 5,200 square feet of office and warehouse space leased from an unaffiliated lessor. The lease, which is at $5 per square foot, expires in December 2000. Additionally, EWMA leases a warehouse facility in Boonton, New Jersey utilized for equipment and supply storage. The facility consists of approximately 6400 square feet at a cost of $6 per square foot. The lease expires in December 2004 and is leased from an unaffiliated Lessor. Management believes that EWMA's facilities are adequate for EWMA's current needs and will support anticipated future growth for at least the next five years. EWMA also expects, based on current market conditions, that suitable additional space will be available on commercially acceptable terms as required in the future.

IAL operates out of facilities located in Randolph, New Jersey, consisting of five units of office and warehouse space leased from an unaffiliated lessor. The lease, which calls for monthly payments of $6,875, expires in December 2000. Management has entered into a contract to purchase the facility in which IAL operates from the current unaffiliated lessor at a cost of $1,850,000. The contract is subject to certain contingencies, including a mortgage contingency, which are not yet satisfied. Purchase of the facility will support anticipated future growth for at least the next five years. IAL also expects, based on current market conditions, that suitable additional space will be available on commercially acceptable terms as required in the future.

The principal offices of Menlo Acquisition Corporation are located at the EWMA facility.

Menlo believes that the space afforded by its properties is adequate for the current needs of its businesses.

ITEM 3.LEGAL PROCEEDINGS

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made in the Company's Consolidated Financial Statements for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year-ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The shares of Common Stock of the Company trade on the OTC "Bulletin Board" under the symbol "MENL". The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the fiscal year ended December 31, 1999 were as follows:

                                         High                   Low
                                         ----                   ---
Fiscal Year 1999
-------------------
Quarter Ended:
         March 31, 1999.............    $1.50                  $1.00
         June 30, 1999..............    $3.00                  $1.25
         September 30, 1999.........    $3.00                  $2.50
         December 31, 1999..........    $2.625                 $0.25

Fiscal Year 1998
--------------------

Quarter Ended:
         March 31, 1998.............      *                      *
         June 30, 1998..............      *                      *
         September 30, 1998.........      *                      *
         December 31, 1998..........      *                      *

The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

*During 1998, there was a limited trading market for the shares of Focus, which had not yet emerged from bankruptcy.



Holders

On March 28, 2000, as reported by the Company's transfer agent, shares of Common Stock were held by 367 holders of record.

Dividends

The Company did not pay any dividends during 1999. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Cautionary Statement Regarding forward-Looking Statements

This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The statements are identified by words such as "will," "expect," "anticipate," "plans," or "intends" and by other descriptions of future circumstances or conditions. Such statements are based on current expectations and actual results may differ materially. The forward-looking statements include, but are not limited to, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the level of future purchases of fixed assets and the possibility of the Company's making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations
(In thousands of dollars, except share data)

The following tables set forth, for the years indicated: (i) the percentage that certain items in the consolidated statements of income and comprehensive income of the Company bear to gross revenues, and (ii) the percentage increase (decrease) in dollar amounts of such items from year to year.

Comparison for Fiscal Years 1999 and 1998

                                                               Percentage
                                                                Increase
                                                               (Decrease)
                                                                 Fiscal
                                                                  Year
                                     Percentage                  Ended
                                  of Gross Revenue              12/31/99
                                  Fiscal Year Ended                vs.
                              12/31/99         12/31/98         12/31/98

Gross revenue                   100.0%          100.0%             5.8%
Direct project costs and other
   costs of operations           38.6            45.6            (10.5)%
                               ------          ------            -------
       Net revenue               61.4            54.4             19.5%
                               ------          ------            ------

Expenses:
    Labor and related expenses   13.6            14.6             (0.8)%
    Selling, general and
       administrative            38.0            37.8              6.3%
                              -------         -------           --------
       Totals                    51.6            52.4              4.3%
                               ------          ------            ------

Income from operations            9.8             2.0            404.2%

Other income (loss)               0.7            (2.6)           128.4%
                               ------         --------           ------

Income (loss) before income
   taxes                         10.5            (0.6)         2,108.5%
                                =====            =====         =========

Gross revenues for the fiscal year ended December 31, 1999 were $13,594 versus $12,848 for the fiscal year 1998, an increase of 5.8%. Lab revenues increased $832 (net of inter-segment billing) and Consulting revenues decreased slightly by $85. Consulting revenue is composed of both hours billed by the professional staff and pass-through billing of subcontractor costs associated with client projects. The amount of pass-through billing decreased in 1999 versus 1998 but was almost entirely offset by increased utilization of the professional staff versus the prior year. Profitability from hours billed is greater than that from pass-through billing and resulted in increased income from operations as further discussed below. The significant increase in the revenue of the Lab segment was a result of effective direct sales efforts from a larger sales force than in the prior year, greater utilization of equipment used in performing Lab services and the broadening of the customer base into the pharmaceutical industry.


Income from operations was $1,331 in 1999 as opposed to $264 for 1998. This represents an increase of 404.2%. Operating margins rose to 9.8% for the current period from 2.0% for fiscal 1998. The increase in operating income and margin was due to higher profitability in both the Consulting and Lab segments. There was a significant reduction in the dollar amount of direct project costs incurred in the Consulting segment in 1999. Consulting revenue, however, remained relatively constant. A significantly larger portion of revenue was generated from professional services, which is a more profitable component. Therefore, a larger percentage of revenue was recognized as income. Profitability of the Lab segment resulted from the increased volume as noted above. In the Lab segment, marginal costs decrease as the volume increases. It costs approximately the same to perform one analysis as it does to perform several of the same type. Therefore, as analysis volume and equipment utilization increase, costs remain relatively constant and more income is generated.

Labor and related expenses remained relatively constant as compared to the prior year.

Selling, general and administrative expenses increased 6.3% compared to the prior year primarily due to the increase in the Lab segment direct sales force and their associated direct selling expenses.

Other income (loss), which is composed of interest expense, administrative income and sundry, was 128.4% greater than in 1998. The 1998 other income (loss) amount of ($334) included a charge of $306 related to the write-off of an accounts receivable from an insolvent affiliate. No such charges were made in 1999. Interest expense decreased 62.6% in 1999 as compared to 1998. This decrease was due to limited use of a revolving line of credit throughout 1999. There have been no amounts outstanding on the line since early March 1999 whereas there was significant usage of the facility during 1998 (Borrowings averaged approximately $500 throughout 1998). Additionally, interest charges on an equipment loan held by the Lab segment have decreased due to normal amortization of the loan throughout 1999.

Income before taxes for the period was $1426 compared with a loss of ($71) in 1998, an increase of 2,108.5%. The substantial increase in income before taxes in 1999 resulted from the issues discussed above. Additionally, the results from 1998 included non-recurring items such as the affiliate write-off. Tax provisions were recorded at an effective rate of 40% for both 1999 and 1998. Basic net income (loss) per share was $.16 in 1999 versus a loss of ($.01) in 1998. The Company had 5,263,348 shares outstanding at December 31, 1999 and the December 31, 1998 per share amount was calculated assuming the same number of shares were also effectively outstanding at that date. For the year ended December 31, 1999, diluted earnings per share have not been presented because there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the year ended December 31, 1998, the Company had no potentially dilutive common shares.

Liquidity and Capital Resources

Net cash provided by operations for fiscal year 1999 was $2,852 as compared to $510 for the prior fiscal year. The largest factor of the increase in cash provided by operations was the implementation of a new project accounting software system in the Consulting segment. This enabled more timely billing of the Company's services and resulting in improved monitoring of accounts receivable and quicker conversion to cash. Additional factors increasing the cash provided by operations were: substantial increase in net income, implementation of more stringent cash management policies, collection of accounts receivable from affiliated companies and improved vendor relations resulting in longer payment terms.

The Company made net capital expenditures on equipment and furnishings of $483 in 1999 compared to similar net capital expenditures of $484 the prior year. The Company anticipates that its capital expenditures, excluding acquisitions, for the upcoming year will be slightly higher than those incurred in 1999 in order to maintain the technology within its Lab segment. The Company utilized cash of $506 in 1999 to re-pay, in full, amounts outstanding on its credit line and to reduce a loan secured by equipment used by the Lab segment. In 1998, $694 of cash was used for similar purposes. Additionally, for investment purposes, the Company purchased $181 of marketable securities and approximately $500 of United States Government securities during 1999. No such purchases were made during 1998. Excess operating cash will continue to be invested in order to maximize returns while maintaining acceptable risk tolerances.

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

At December 31, 1999, the Company had cash and cash equivalents on hand of $1,182. The Company has a $750 revolving credit line agreement that expires on April 30, 2000. The banking relationship with the current lender will be terminated at the expiration date of the credit line. Management is in the process of negotiating a similar line of credit as part of an overall banking relationship with a new lender. Management foresees no difficulties in finalizing this new relationship by the expiration date of the current one. At December 31, 1999, borrowings under the line were $0 leaving $750 available to the Company compared to $400 outstanding at December 31, 1998. Borrowings were available to the Company at an interest rate of 9.50% at December 31, 1999 and 8.50% at December 31, 1998. The Company is in compliance with all covenants pertaining to the credit line agreement.

The Company believes that its available cash, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company intends to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. Additionally, the Board of Directors has determined that acquisitions in aligned businesses may provide more potential users of the Lab segment and monetary savings due to consolidation of administrative functions. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses.

Other than as discussed in Item 1. - Description of Business, there are no present agreements, understandings or other arrangements with respect to any acquisition or investment. However, future agreements concerning acquisitions may require the Company to obtain additional financing.

Year 2000 Compliance

The potential risks of the Year 2000 issue were taken seriously by the Company and it devoted resources to address the issue. The Company established a Year 2000 oversight committee, which was assigned to address the following key components related to the Year 2000 issue:

          - Information applications, including the Company's project management and accounting systems
          - Computer hardware, software, operating systems and network infrastructure including telecommunications systems
          - Facility and administrative systems
          - Major suppliers and customers' systems

The Company also conducted an inventory and assessment of its hardware and software for Year 2000 compliance. All non-compliant components identified (hardware or software) were made compliant or replaced with compliant versions. Facility and administrative systems that support the Company (such as telephone, security systems, etc.) were also assessed for Year 2000 compliance and required upgrades to such hardware and software were completed.

The costs associated with Year 2000 compliance were not material and fell within normally anticipated operating and capital spending. These costs were not material to the financial position of the Company.

The Company believes that the completion of its Year 2000 Project significantly reduced the probability of major interruptions to its normal business operations. To date, the Company has not experienced any Year 2000 related difficulties

Seasonal Trends

The Company does not believe that its business is subject to seasonal trends.

Inflation

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See "Item 13. Exhibits and Reports on Form 8-K" and the Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

See the section captioned "Election of Directors" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on June 7, 2000, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

See the section captioned "Executive Compensation" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on June 7, 2000, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on June 7, 2000 which section is incorporated herein by reference.

     (b) Security Ownership of Directors and Officers

     See the section captioned "Principal Shareholders of the Company" included in the Company's Proxy Statement in connection with its Annual Meeting scheduled to be held on June 7, 2000, which section is incorporated herein by reference.

     (c) Changes in Control

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned "Certain Transactions" included in the Company's Proxy
Statement  in  connection   with  its  Annual  Meeting   scheduled  to  be  held
June 7, 2000, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (1) The financial statements of the Company and the report thereon listed on the Index to Financial Statements on page F-1 hereof are being filed as part of this Annual Report on Form 10-KSB.

         (2) The following exhibits are being filed as part of this Annual Report on Form 10-KSB:



          2.1* Agreement with In-situ Oxidative Technologies, Inc., Richard S.Greenberg, Michael Mandelbaum, Rosebud, LLC and the Company.

          2.2 Second Amended Plan of Reorganization filed as of August 12, 1998 with the United States Bankruptcy Court,(incorporated by reference to Item 3 of the Company's Current Report on Form 8-K filed October 29, 1998.)

          3.1* Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company)dated October 21, 1992.

          3.2* Amended and Restated Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company) dated
                    April 27, 1993.

          3.3* Certificate of Amendment of Amended and Restated Certificate of Incorporation of Focal Surgery, Inc.(former name of the Company) dated September 24, 1993.

          3.4* Certificate of Amendment of Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company) dated
                    June 17, 1994.

          3.5* Certificate of Amendment of Certificate of Incorporation of Focus Surgery, Inc. (former name of the Company) dated February 4,1997.

          3.6* Second Amended and Restated Certificate of Incorporation of Menlo Acquisition Corporation dated March 10,1999.

          3.7*      By-Laws of the Company.

          4.1*      Form of Certificate for Common Stock.

          4.2*      1999 Stock Option Plan of the Registrant.

          4.3* Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option Plan.

          4.4* Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan.

          10.1* Lease dated as of June 23, 1997 between Greenberg Property, LLC and the Company.

          10.2* Contract for property purchase dated as of February 2, 2000 between Integrated Analytical Laboratories, LLC and
                    East Morris Realty Associates, LLC, and Letter of Extension Dated March 15, 2000.

          10.3* Letter Agreement dated August 26, 1997 between PNC Bank, National Association and Integrated Analytical Laboratories, LLC.

          10.4* Letter Agreement dated August 26, 1997 between PNC Bank, National Association and Environmental Waste Management Associates, LLC.

          10.5* Letter Agreement dated February 22, 2000 between PNC Bank, National Association and Environmental Waste Management Associates, LLC.

          10.6 Employment Agreement dated as of June 1998 between the Company and Lawrence B. Seidman (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 10, 1999).

          10.7 Employment Agreement dated as of June 1998 between the Company and Richard S. Greenberg (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 10, 1999).

          16 Letter on change in certifying accountant (incorporated by reference to Item 4 of the Company's Current Report on Form 8-K filed May 10, 1999).

          21*       Subsidiaries of the Registrant

          27*       Financial Data Schedule.
*Exhibits marked with an asterisk are attached as Exhibits to this Annual
  Report.

          (b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the period covered by this report.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Menlo Acquisition Corporation
                                 (Registrant)


                                 By:  /s/ Richard S. Greenberg
                                      ---------------------
                                      Richard S. Greenberg
                                      Chairman of the Board

                                 Date:  March 28, 2000


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                   Title                         Date
           ----                   -----                         ----

                             Chairman of the Board,        March 28, 2000
                             Chief Executive Officer
                             and Director (principal
 /s/ Richard S. Greenberg    executive officer)
 ------------------------
 Richard S. Greenberg

                             President, General Counsel    March 28, 2000
/s/ Lawrence B. Seidman      and Director
-------------------------
 Lawrence B. Seidman

                             Chief Financial Officer       March 28, 2000
/s/Frank Russomanno          (principal financial and
-------------------------    accounting officer)
 Frank Russomanno

/s/ George Greenberg         Secretary and Director        March 28, 2000
-------------------------
George Greenberg