Form 10QSB
period 2000-03-31
MENLO ACQUISITION CORP
filed 2000-05-08
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB




                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 8, 2000 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

                                      INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Independent Accountants' Review Report...................F-3

                  Condensed Consolidated Balance Sheets -
                  March  31, 2000 (Unaudited) and
                  December 31, 1999........................................F-4

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three Months Ended March 31, 2000
                  and  1999 (Unaudited).................................... F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000
                  and 1999 (Unaudited)......................................F-6

                  Notes to Condensed Consolidated Financial Statements
                  March 31, 2000 (Unaudited).........................F-7 - F-10

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Not Applicable

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



                  To the Board of Directors and Stockholders
                  Menlo Acquisition Corporation


                  We have reviewed the accompanying condensed consolidated balance sheet of Menlo Acquisition Corporation and subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month period then ended.

                  These financial statements are the responsibility of the company's management.

                  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                J.H. Cohn LLP

                  Roseland, New Jersey
                  May 1, 2000

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                       March           December
                                                      31, 2000          31, 1999
                                                      --------        ----------
                                                    (Unaudited)
                                                      (In thousands of dollars)
                        ASSETS

Current assets:
     Cash and cash equivalents                         1,690            $  1,182
     Investments in marketable securities              1,216                 722
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of  $552 and $614                           3,281               3,880
        Unbilled receivables                              50                  65
        Affiliates                                       110                 110
     Prepaid expenses and other current assets            52                 100
     Deferred tax assets                                  35                  34
                                                     --------          ---------
               Total current assets                    6,434               6,093

Equipment and furnishings, net of accumulated
     depreciation of $ 1,063 and $965                  1,386               1,088
Other assets, net of accumulated amortization
     $5 and $0                                            62                  67
                                                     -------           ---------

               Totals                                 $7,882              $7,248
                                                      ======              ======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                $  106              $  106
     Accounts payable                                  1,032                 942
     Customer deposits                                   450                 445
     Accrued expenses and other liabilities              450                 444
     Income taxes payable                                255                  -
                                                       -----               -----
               Total current liabilities               2,293               1,937
     Long-term debt, net of current portion              142                 168
                                                       -----               -----

               Total liabilities                       2,435               2,105
                                                       -----               -----

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares
        authorized; none issued.                          -                   -
     Common stock, $.0001 par value; 40,000,000 shares
        authorized; 5,263,348 issued and outstanding       1                   1
     Additional paid-in capital                        4,313               4,313
     Retained earnings                                 1,107                 803
     Accumulated other comprehensive income -
        Unrealized holding gains on marketable
          securities                                      26                  26
                                                       -----               -----
               Total stockholders' equity              5,447               5,143
                                                     -------             -------

               Totals                                 $7,882              $7,248
                                                      ======              ======

See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                     Income
                                     ------
                                                      2000               1999
                                                     ------             ------

                                                      (In thousands of dollars,
                                                         except share data)

Gross revenue                                        $3,567             $3,247
Direct project costs and other costs of operations    1,197              1,303
                                                    -------            -------

Net revenue                                           2,370              1,944
                                                    -------            -------

Expenses:
     Labor and related expenses                         577                498
     Selling, general and administrative              1,340              1,144
                                                      -----              -----
        Totals                                        1,917              1,642
                                                      -----             ------

Income from operations                                  453                302

Other income (expense)                                   54                 (2)
                                                   --------             -------

Income before income taxes                              507                300

Provision for income taxes (See Note 5)                 203                 -
                                                   --------             -------

Net income                                             $304               $300
                                                      =====               ====


Basic net income per share (See Note 5)               $ .06               $.06
                                                      =====              =====

Basic weighted average common shares outstanding  5,263,348          5,263,348
                                                  =========          =========


                              Comprehensive Income
                              --------------------
Net income                                             $304               $300
Other comprehensive income, net of taxes
      Unrealized holding gains on marketable
        securities arising during the period:            -                  -
                                                      -----              -----

Comprehensive income                                   $304               $300
                                                      =====               ====




See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                          2000             1999
                                                          ----             ----
                                                       (In thousands of dollars)
Operating activities:
     Net income                                            $304            $300
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                         98              86
        Amortization                                          5              -
        Deferred income taxes                                (1)             -
        Changes in operating assets and liabilities:
           Accounts receivable - trade                      599              33
           Unbilled receivables                              15             (92)
           Accounts receivable - affiliates                   -              11
           Prepaid expenses and other current assets         48               9
           Due from affiliate                                 -              27
           Other assets                                       -              20
           Accounts payable                                  90             204
           Customer deposits                                  5             (39)
           Accrued expenses and other liabilities             6              59
           Income taxes payable                             255              -
                                                            ---            ----
               Net cash provided by operating activities  1,424             618
                                                          -----            ----

Investing activities:
     Purchase of equipment and furnishings                 (396)            (53)
     Purchase of marketable securities                     (494)              -
                                                          ------           -----
               Net cash used in investing activities       (890)            (53)
                                                          ------           -----

Financing activities:
     Repayment of notes payable - bank                       -             (400)
     Repayment of long-term debt - bank                     (26)            (27)
     Repayment of advances from stockholder                  -              (10)
                                                           -----           -----
               Net cash used in financing activities        (26)           (437)
                                                           -----           -----

Net increase in cash and cash equivalents                   508             128

Cash and cash equivalents, beginning of period            1,182              25
                                                         ------           -----

Cash and cash equivalents, end of period                 $1,690           $ 153
                                                         ======           =====

Supplemental disclosure of cash flow data:
     Interest paid                                         $  5           $  14
                                                           ====           =====

     Income taxes paid                                    $   0            $  1
                                                          =====             ===

See Notes to Condensed Consolidated Financial Statements

                          MENLO ACQUISTION CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Menlo Acquisition Corporation, ("Menlo") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. As used herein, "Company" refers to Menlo and its operating subsidiaries. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.

Certain amounts in the 1999 Financial Statements have been reclassified to conform with the current presentation.

The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company has two operating subsidiaries. One provides environmental consulting, remedial and disposal services with offices in Parsippany and West Windsor, New Jersey and in Englewood, Colorado (Consulting). The other conducts testing of soil and water for environmental hazards with an office in Randolph, New Jersey (Lab). The subsidiaries operate primarily throughout New Jersey, New York, Connecticut, Pennsylvania and Colorado.

NOTE 2: EARNINGS PER SHARE

The Company presents "basic" and, if appropriate, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period. Diluted earnings per share have not been presented for the quarter ended March 31, 2000 because the difference to basic earnings per share was not material. For the quarter ended March 31, 1999, the Company had no potentially dilutive common shares.

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

As of March 31, 2000, the Company had a $750,000 revolving line-of-credit facility utilized by its consulting segment. The facility expired on April 30, 2000. Outstanding borrowings were secured by substantially all of the Company's assets. The line of credit contained certain covenants, the most restrictive of which included the maintenance of a maximum capital funds ratio, as defined. As of March 31, 2000, the Company was in compliance with all covenants and there were no amounts outstanding under the line of credit.

The Company has received a commitment from another financial institution to replace its expired line-of-credit. The commitment is for a $1,000,000 revolving line-of-credit to be used by its operating segments and a $750,000 line to be utilized by the Company's Lab segment for either the purchase or re-finance of equipment. The Company anticipates the completion of this refinancing will occur during the second quarter of 2000.

In addition, the Company has entered into a contract to purchase the facility in which the Lab segment operates from the current unaffiliated lessor for the amount of $1,850,000. The Company intends to finance this purchase, in part, with a mortgage in the amount of $1,200,000. Purchase of the facility is anticipated to be completed by June 15, 2000 and will support anticipated future growth of the Lab segment for at least the next five years.

NOTE 4: BUSINESS SEGMENTS

The Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described previously in Note 1. Additionally, revenue and expenses (primarily legal and accounting) related directly to Menlo Acquisition Corporation are reported under the heading of "Holding".

Revenue, income from operations and other related segment information for the three months ended March 31, 2000 and 1999 follows:
                                                   2000             1999
                                                   ----             ----
                                                 (In Thousands of Dollars)
    Gross revenue:
         Consulting - Third Party                $2,362           $2,413
         Lab - Third Party                        1,205              834
         Lab - Inter-segment                        243              251
         Holding - Inter-segment                    533                -
         Inter-segment                             (776)            (251)
                                                 ------           ------
             Totals                              $3,567           $3,247
                                                 ======           ======

    Direct project costs and other costs of operations:
         Consulting                              $  739           $1,023
         Lab                                        701              531
         Inter-segment                             (243)            (251)
                                               --------           ------
             Totals                            $  1,197           $1,303
                                               ========           ======

    Other operating expenses
         Consulting                            $  1,471           $1,296
         Lab                                        574              467
         Holding                                     29               -
         Inter-segment                             (157)            (121)
                                               ---------          -------
             Totals                            $  1,917           $1,642
                                               =========          =======

                    Income from operations:
                         Consulting                $152             $    94
                         Lab                        173                  87
                         Holding                    504                   -
                         Inter-segment             (376)                121
                                              ---------             -------
                             Totals           $     453               $ 302
                                              =========               =====

                    Other income (expense):
                         Consulting           $     209              $  125
                         Lab                         (1)                 (6)
                         Holding                      3                   -
                         Inter-segment             (157)               (121)
                                             ----------            --------
                             Totals             $    54               $  (2)
                                                =======              ======

                      Income before taxes:
                         Consulting            $    361            $    219
                         Lab                        172                  81
                         Holding                    507                   -
                         Inter-segment             (533)                  -
                                              ---------              ------
                             Totals           $     507             $   300
                                              =========             =======

                      Provision for income taxes:
                         Consulting              $    -              $    -
                         Lab                          -                   -
                         Holding                    203                   -
                                                    ---                 ---
                             Totals           $     203               $   -
                                              =========               =====

                      Net Income:
                         Consulting            $    361            $    219
                         Lab                        172                  81
                         Holding                    304                   -
                         Inter-segment             (533)                  -
                                              ---------               -----
                             Totals           $     304             $   300
                                              =========             =======



                Assets by segment as of  March 31, 2000 and 1999 follow:

                                                   2000                1999
                                                   -----               ----

                                                   (In Thousands of Dollars)

                    Cash and investments in marketable securities:
                         Consulting             $ 1,038               $  75
                         Lab                      1,135                  78
                         Holding                    733                   -
                                                    ---                 ---
                             Totals            $  2,906              $  153
                                               ========              ======

                      Accounts receivable, net:
                         Consulting            $  2,533              $4,248
                         Lab                        926               1,696
                         Inter-segment              (18)               (671)
                                               --------              ------
                             Totals            $  3,441              $5,273
                                               ========              ======

NOTE 4: BUSINESS SEGMENTS (CONCLUDED):


                    Equipment and furnishings, net:
                         Consulting               $  414            $    425
                         Lab                         972                 562
                                                --------                ----
                             Totals             $  1,386             $   987
                                                ========             =======

                     Other assets:
                         Consulting               $   63             $    74
                         Lab                           6                  17
                         Holding                      80                   -
                                                      --                 ---
                             Totals             $    149              $   91
                                                ========              ======

                             Total assets        $ 7,882             $ 6,504
                                                 =======             =======



NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company on March 10, 1999, the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and accordingly, no provision for income tax had been recorded in the accompanying condensed consolidated statements of income and comprehensive income attributable to these limited liability companies for the quarter ended March 31, 1999. The unaudited Proforma net income and basic net income per share data shown below is computed as if the Company acquired the subsidiaries effective January 1, 1999 and was subject to Corporate Income Tax:

                                                     2000                 1999
                                                     ----                 ----
                                                                       Proforma
                                                     (In thousands of dollars,
                                                      except share data)

Historical income before income taxes                $507                  $300

Proforma:
      Provision for income taxes                      203                   120
                                                      ---                   ---

      Net Income                                     $304                  $180
                                                      ===                   ===
      Basic net income per share                     $.06                  $.03
                                                     ====                  ====

      Basic weighted average
      common shares outstanding                 5,263,348             5,263,348
                                                =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
(In thousands of dollars, except share data)

The following table sets forth, for the periods indicated: i) the percentage that certain items in the condensed consolidated statements of income and comprehensive income of the Company bear to gross revenues, and ii) the percentage increase (decrease) in dollar amounts of such items from period to period.

Three Month Comparison for Years 2000 and 1999

                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                         Three
                                                                        Months
                                              Percentage                Ended
                                           of Gross Revenue            3/31/00
                                           Three Months Ended             vs.
                                           ------------------             --
                                        3/31/00          3/31/99       3/31/99
                                        -------          -------       -------
Gross revenue                             100.0%          100.0%           9.9%
Direct project costs and other costs
    of operations                          33.6            40.1           (8.1)%
                                         ------          ------           ------
       Net revenue                         66.4            59.9           21.9%
                                         ------          ------          ------

Expenses:
    Labor and related expenses             16.2            15.4           15.9%
    Selling, general and administrative    37.6            35.2           17.1%
                                           ----            ----           -----
          Totals                           53.8            50.6           16.7%
                                         ------          ------         -------

Income from operations                     12.6             9.3           50.0%

Other income (expense)                      1.5            (0.1)        2800.0%
                                         ------            -----       -------

Income before income taxes                 14.1             9.2           69.0%
                                           ====            ====         ======

         Gross revenues for the three months ended March 31, 2000 were $3,567 versus $3,247 for the first three months of 1999, an increase of 9.9%. The increase occurred in the Lab segment. Lab revenues increased $371 (net of inter-segment billing) while Consulting revenues decreased slightly by $51. The significant increase in the revenue of the Lab segment was a result of effective direct sales efforts, a strong demand for analytical services from the environmental sector, higher utilization of equipment used in performing Lab services and broadening of the customer base into the pharmaceutical industry. Consulting revenue is composed of both hours billed by the professional staff (the more profitable component) and pass-through billing of sub-contractor costs associated with client projects. While overall consulting revenue was down, the hours billed component increased by $225. A decrease of $276 occurred in the pass-through component due to less reliance on sub-contractors in performing client services.

         Income from operations was $453 in the first three months of 2000 as opposed to $302 for the same period in 1999. This represents an increase of 50.0%. Operating margins rose to 12.6% for the current period from 9.3% for the first three months of 1999. The increase in operating income and margin was due to a significant reduction in the direct project costs incurred in the Consulting segment as discussed above. This resulted in a significantly higher percentage of net revenue. A larger portion of revenues was generated from professional services in 2000 as compared to more pass-through billing of reimbursable expenses in 1999. Additionally, Lab segment operating income rose due to the increased sales volume and the relatively low marginal costs associated with analytical testing.

         Labor and related expenses increased 15.9% compared to the corresponding period in the prior year primarily due to increases in the number of technical staff in the Consulting segment and increases in compensation rates.

         Selling, general and administrative expenses increased 17.1% compared to the corresponding period in the prior year primarily due to additional costs associated with the Colorado office, which was opened in January 2000, and increased administrative staffing costs in the Lab segment needed to handle the volume growth.

         Other income (expense) increased 2800.0% in the first three months of 2000 as compared to the first three months of 1999. This was due to increased interest income from invested cash and a corresponding decrease in interest expense due to having little or no debt.

         Income before taxes for the period was $507 compared with $300 in the first three months of 1999, an increase of 69.0%. This increase was due to the factors discussed above. Tax provisions were recorded at an effective rate of 40% for the first quarter 2000 and the Basic net income per share was $.06. Although no tax provision was recorded in the first quarter of 1999 (see Note 5 in the Notes to Condensed Consolidated Financial Statements), the Proforma provision was also calculated using an effective rate of 40% and the Proforma Basic net income per share was $.03 for the first quarter 1999. The Company had 5,263,348 shares outstanding at March 31, 2000 and diluted earnings per share would also be $.06 for the quarter then ended as noted in Note 2 in the Notes to Condensed Consolidated Financial Statements. For the quarter ended March 31, 1999, the Company had no potentially dilutive common shares.

Liquidity and Capital Resources

         Net cash provided by operations for the three months ended March 31, 2000 was $1,424 as compared to $618 for the first three months of the prior year. The increase in cash provided by operations was due primarily to increased monitoring of accounts receivable and quicker conversion to cash in both operating segments. Additionally, more stringent cash management policies have been implemented and practiced.

         The Company made capital expenditures on equipment and furnishings of $396 in the first three months of 2000 compared to capital expenditures of $53 in the first three months of the prior year. The increased expenditures were made primarily to maintain the technology within the Lab segment. The Company anticipates that its capital expenditures, excluding acquisitions, for the current year will be higher by approximately $200 to those incurred in the prior year. Additionally, the Company purchased $494 of marketable securities in the first three months of 2000 whereas no such investments were made in the first three months of 1999.

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

         At March 31, 2000, the Company had cash and cash equivalents on hand of $1,690 and working capital of $4,141. The Company has a commitment for a $1,000 revolving line-of-credit facility to be utilized by its operating segments. Additionally, the Company has a commitment for a $750 line that can be utilized for purchase or re-finance of equipment used by its Lab segment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. These commitments replaced the previous $750 revolving credit line agreement that expired on April 30, 2000. In conjunction with this expiration, the Company paid off, in full, its long-term debt in the amount of $248. This transaction left the Company with no remaining bank debt. At March 31, 2000, borrowings under all lines were $0 leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. At March 31, 1999, there were no amounts outstanding on the credit line then available. The Company is in compliance with all covenants pertaining to all credit line agreements.

         The Company believes that its available cash, as well as cash generated from operations and its committed credit lines, will be sufficient to meet the Company's cash requirements for the balance of the fiscal year. The Company will use approximately $650 of its available cash as a down payment on the building in which the Lab segment currently operates. The remaining balance of the purchase price (approximately $1,200) will be financed with an unaffiliated lending institution for a period not to exceed 20 years. Additionally, the
Company intends to continue to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses. Other than previously disclosed, there is no present agreement, understanding or other arrangement with respect to any acquisition or investment. However, future agreements concerning acquisitions may require the Company to obtain additional financing.

         Inflation has not had a material effect on the revenues or the income from operations of the Company for the past two years. Inflation is not expected to have a material future effect.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended March 31, 2000:

         Exhibit No. 27 - Financial Data Schedule

b.       Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company did not file any Current Reports on Form 8-K.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MENLO ACQUISITION CORPORATION

                                                  /ss/Frank Russomanno
  Date: May 8,  2000                              -----------------------------
                                                   Frank Russomanno
                                                   Chief Financial Officer