Form 10QSB
period 2000-06-30
MENLO ACQUISITION CORP
filed 2000-08-02
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB


(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 2, 2000 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                      Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Report of Independent Public Accountants............F-3

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 (Unaudited) and
                  December 31, 1999...................................F-4

                  Condensed Consolidated Statements of Income -
                  Six and Three Months Ended June 30, 2000 and
                  1999 (Unaudited)....................................F-5 - F-6

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and
                  1999 (Unaudited)....................................F-7

                  Notes to Condensed Consolidated Financial Statements
                  June 30, 2000 (Unaudited)...........................F-8 - F-12

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Not Applicable

         Item 2.  Not Applicable

         Item 3.  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Not Applicable

         Item 6.  Exhibits and  Reports on Form 8-K

SIGNATURES

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                  To the Board of Directors and Stockholders
                  Menlo Acquisition Corporation


                  We have reviewed the accompanying condensed consolidated balance sheet of Menlo Acquisition Corporation and Subsidiaries as of June 30, 2000 and the related condensed consolidated statements of income and comprehensive income for the three and six month periods then ended and the related condensed consolidated statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

                  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                  Based on our reviews of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

                  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Menlo Acquisition Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, statements of comprehensive income (loss), retained earnings, and cash flows for the year then ended which are not presented herein; and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                  The accompanying condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 1999 and the statement of cash flows for the six month period ended June 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                                       J.H. Cohn LLP

                  Roseland, New Jersey
                  July 28, 2000

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                          June            December
                                        30, 2000          31, 1999
                                        --------          --------
                                       (Unaudited)
                                          (In thousands of dollars)
                     ASSETS
                     ------
Current assets:
     Cash and cash equivalents         $ 1,193            $  1,182
     Investments in marketable securities  222                 722
     Accounts receivable:
        Trade, net of allowance for doubtful
           accounts of  $540 and $614    3,516               3,880
        Unbilled receivables                79                  65
        Affiliates                         120                 110
     Prepaid expenses and other current
        assets                              79                 100
     Deferred tax assets                    35                  34
                                        ------              ------
              Total current assets       5,244               6,093

Property and equipment,
    net of accumulated depreciation of
    $1,169 and $965                      3,298               1,088
Other assets, net of accumulated amorti-
    zation of $7 and $0                     68                  67
                                        ------              ------

              Totals                    $8,610              $7,248
                                        ======              ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
     Current portion of long-term debt  $   23              $  106
     Accounts payable                      861                 942
     Customer deposits                     429                 445
     Accrued expenses and other liabilies  354                 444
     Income taxes payable                   55                  -
                                         -----               -----
              Total current liabilities  1,722               1,937
     Long-term debt, net of current
       portion -                         1,177                 168
                                         -----               -----
              Total liabilities          2,899               2,105
                                         -----               -----
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value;
        2,000,000 shares authorized;
        none issued.                         -                   -
     Common stock, $.0001 par value;
        40,000,000 shares authorized;
        5,263,348 issued and outstanding     1                   1
     Additional paid-in capital          4,313               4,313
     Retained earnings                   1,372                 803
     Accumulated other comprehensive income
         Unrealized holding gains on
            marketable securities           25                  26
                                        ------              ------
              Total stockholders' equity 5,711               5,143
                                        ------              ------

              Totals                    $8,610              $7,248
                                        ======              ======

See Notes to Condensed Consolidated Financial Statements.
                                       F-4

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                     Income
                                     ------
                                            2000                1999
                                            ----                ----
                                             (In thousands of dollars,
                                                except share data)

Gross revenue                               $7,218            $6,521

Direct project costs and other costs
   of operations                             2,520             2,562
                                           -------           -------

Net revenue                                  4,698             3,959
                                           -------           -------

Expenses:
     Labor and related expenses              1,125               981
     Selling, general and administrative     2,719             2,372
                                            ------            ------
        Totals                               3,844             3,353
                                            ------            ------

Income from operations                         854               606

Other income                                    95                28
                                            ------            ------

Income before income taxes                     949               634

Provision for income taxes (See Note 5)        380               254
                                            ------            ------

Net income                                    $569              $380
                                            ======            ======


Basic net income per share
  (See Notes 2 and 5)                         $.11              $.07
                                            ======            ======

Basic weighted average common shares
   outstanding                           5,263,348         5,263,348
                                         =========         =========


                              Comprehensive Income
                              --------------------
Net income                                    $569              $380
Other comprehensive income (loss), net of taxes
      Unrealized holding losses on marketable
        securities arising during the period:   (1)                -
                                              -----             ----
Comprehensive income                          $568              $380
                                              =====             ====







See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                     Income
                                     ------
                                                2000                     1999
                                                ----                     ----
                                                   (In thousands of dollars,
                                                       except share data)

Gross revenue                                   $3,651                  $3,274
Direct project costs and other costs of
   operations                                    1,323                   1,259
                                                ------                  ------

Net revenue                                      2,328                   2,015
                                               -------                 -------

Expenses:
     Labor and related expenses                    548                     483
     Selling, general and administrative         1,379                   1,228
                                                 -----                   -----
        Totals                                   1,927                   1,711
                                                 -----                  ------

Income from operations                             401                     304

Other income                                        41                      30
                                                 -----                   -----


Income before income taxes                         442                     334

Provision for income taxes (See Note 5)            177                     254
                                                 -----                   -----

Net income                                        $265                   $  80
                                                 =====                   =====


Basic net income per share
  (See Notes 2 and 5)                            $ .05                    $.01
                                                 =====                   =====

Basic weighted average common shares
   outstanding                               5,263,348               5,263,348
                                             =========               =========


                   Comprehensive Income
                   --------------------

Net income                                        $265                   $  80
Other comprehensive income (loss), net of taxes
      Unrealized holding losses on marketable
        securities arising during the period:       (1)                      -
                                                  -----                   ----

Comprehensive income                              $264                   $  80
                                                 =====                   =====




See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                  ----              ----
                                                  (In thousands of dollars)
Operating activities:
     Net income                                   $569                $380
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                               211                 182
        Provision for bad debts                      -                 100
        Amortization                                 7                   -
        Deferred income taxes                       (1)                  -
        Loss on sale of fixed asset                  1                   -
        Changes in operating assets and liabilities:
           Accounts receivable - trade             364                 896
           Unbilled receivables                    (14)                (68)
           Accounts receivable - affiliates        (10)                 (7)
           Prepaid expenses and other current
            assets                                  21                  12
           Due from affiliate                        -                  27
           Other assets                             (8)                 21
           Accounts payable                        (81)                208
           Customer deposits                       (16)                (87)
           Accrued expenses and other liabilities  (90)                310
           Income taxes payable                     55                 254
                                                    --               -----
               Net cash provided by operating
                 activities                      1,008               2,228
                                                 -----               -----

Investing activities:
     Purchase of fixed assets                   (1,223)               (306)
     Proceeds from sale of fixed assets              1                   -
     Redemption (purchase) of marketable
       securities, net                             499                (181)
                                                   ---                -----
               Net cash used in investing
                 activities                       (723)               (487)
                                                 ------               -----

Financing activities:
     Repayment of notes payable - bank               -                (400)
     Repayment of long-term debt - bank           (274)                (54)
     Repayment of advances from stockholder          -                 (55)
                                                ------                -----
               Net cash used in
                 financing activities             (274)               (509)
                                                 -----                -----

Net increase in cash and cash equivalents           11               1,232

Cash and cash equivalents, beginning of period   1,182                  25
                                                 -----              ------

Cash and cash equivalents, end of period         1,193             $ 1,257
                                                 =====             =======

Supplemental disclosure of cash flow data:
     Interest paid                                $  8               $  21
                                                  ====               =====

     Income taxes paid                            $377                $  1
                                                  ====                ====

Supplemental schedule of noncash investing and financial activities:

     During the six months ended June 30, 2000, the Company completed an acquisition of a building for $1,850, in part with the proceeds of a $1,200 mortgage.

See Notes to Condensed Consolidated Financial Statements.

                          MENLO ACQUISTION CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit by Menlo Acquisition Corporation, ("Menlo") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. As used herein, "Company" refers to Menlo and its operating subsidiaries. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.

Certain amounts in the 1999 Financial Statements have been reclassified to conform with the current presentation.

The consolidated results of operations for the six and three month periods ended June 30, 2000 are not necessarily of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period. Diluted earnings per share have not been presented for the six and three months ended June 30, 2000 because the difference to basic earnings per share was not material. For the six and three months ended June 30, 1999, the Company had no potentially dilutive common shares.

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

The Company had a $750,000 revolving line-of-credit facility utilized by its consulting segment that expired on April 30, 2000. Outstanding borrowings were secured by substantially all of the Company's assets. At the expiration date, there were no amounts outstanding under this line of credit.

The Company has received a commitment from another financial institution to replace its expired line-of-credit. The commitment is for a $1,000,000 revolving line-of-credit to be used by its operating segments and a $750,000 line to be utilized by the Company's Lab segment for either the purchase or re-finance of equipment. The Company anticipates the completion of this refinancing will occur during the third quarter of 2000.

In addition, the Company, through its Lab segment, has purchased the facility in which the Lab operates from an unaffiliated third party. The purchase price of the building was $1,850,000. The Company financed this purchase, in part, with a mortgage from a financial institution in the amount of $1,200,000. The balance of the purchase was financed with operating capital of the Company. Commencing August 1, 2000, the mortgage is payable in monthly installments of $10,605 (based on a twenty year amortization) including interest at 8.75% until July 1, 2005 at which time the outstanding balance is due. Subject to certain conditions, the mortgage may be extended for an additional five years at an interest rate of 250 basis points above the Current Index Rate, as defined. For each of the five years subsequent to June 30, 2000, principal repayments are, respectively, $23,169, $25,279, $27,582, $30,095 and $32,836. The mortage is subject to certain financial covenants, as defined, with which the Company is in compliance at June 30, 2000. It is anticipated that this facility will support future growth of the Lab segment for at least the next five years.

NOTE 4: BUSINESS SEGMENTS

The Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described previously in Note 1. Additionally, revenue and expenses (primarily legal and accounting) related directly to Menlo Acquisition Corporation are reported under the heading of "Holding"

          Revenue, income from operations and other related segment information for the six months ended June 30, 2000 and 1999 follows:
                                                           2000           1999
                                                           ----           ----
                                                      (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party      $  4,679          $4,646
                         Lab - Third Party                2,539           1,875
                         Lab - Inter-segment                484             445
                         Holding - Inter-segment          1,013             634
                         Inter-segment                   (1,497)          (1079)
                                                       --------          ------
                             Totals                      $7,218          $6,521
                                                         ======          ======

                    Direct project costs and other costs of operations:
                         Consulting                    $  1,629          $1,870
                         Lab                              1,375           1,137
                         Inter-segment                     (484)           (445)
                                                       --------          ------
                             Totals                    $  2,520          $2,562
                                                       ========          ======

                    Other operating expenses:
                         Consulting                    $  2,892          $2,601
                         Lab                              1,199           1,006
                         Holding                             80               -
                         Inter-segment                     (327)           (254)
                                                       --------         -------
                             Totals                    $  3,844          $3,353
                                                       ========          ======

                    Income from operations:
                         Consulting                    $158             $   175
                         Lab                            449                 177
                         Holding                        933                 634
                         Inter-segment                 (686)               (380)
                                                   ---------           --------
                             Totals                   $ 854               $ 606
                                                   ========               =====

                    Other income (expense):
                         Consulting                   $ 410              $  276
                         Lab                             (4)                  6
                         Holding                         16                   -
                         Inter-segment                 (327)               (254)
                                                   --------            --------
                             Totals                 $    95               $  28
                                                    =======               =====

                      Income before taxes:
                         Consulting                $    568            $    451
                         Lab                            445                 183
                         Holding                        949                 634
                         Inter-segment               (1,013)               (634)
                                                   --------               -----
                             Totals                $    949             $   634
                                                   ========             =======

                      Provision for income taxes:
                         Consulting                  $    -            $      -
                         Lab                              -                   -
                         Holding                        380                 254
                                                        ---                 ---
                             Totals                $    380               $ 254
                                                   ========               =====

                      Net Income:
                         Consulting                $    568            $    451
                         Lab                            445                 183
                         Holding                        569                 380
                         Inter-segment               (1,013)               (634)
                                                   --------               -----
                             Totals                $    569             $   380
                                                   ========             =======

                Revenue, income from operations and other related segment information for the the three months ended June 30, 2000 and 1999 follows:

                                                       2000                1999
                                                       ----                ----
                                                       (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party  $  2,317              $2,233
                         Lab - Third Party            1,334               1,041
                         Lab - Inter-segment            241                 194
                         Holding - Inter-segment        480                 334
                         Inter-segment                 (721)               (528)
                                                   --------               -----
                             Totals                  $3,651              $3,274
                                                     ======              ======

                    Direct project costs and other costs of operations:
                         Consulting                  $  890                $847
                         Lab                            674                 606
                         Inter-segment                 (241)               (194)
                                                   --------            --------
                             Totals                $  1,323              $1,259
                                                   ========              ======
                                      F-10

                    Other operating expenses:
                         Consulting                $  1,421              $1,305
                         Lab                            625                 539
                         Holding                         51                   -
                         Inter-segment                 (170)               (133)
                                                   --------             -------
                             Totals                $  1,927              $1,711
                                                   ========              ======

                    Income from operations:
                         Consulting                $      6              $   81
                         Lab                            276                  90
                         Holding                        429                 334
                         Inter-segment                 (310)               (201)
                                                   ---------            -------
                             Totals                $    401              $  304
                                                   ========              ======

                    Other income (expense):
                         Consulting                $    201              $  151
                         Lab                             (3)                 12
                         Holding                         13                   -
                         Inter-segment                 (170)               (133)
                                                   --------            --------
                             Totals                 $    41               $  30
                                                    =======               =====

                      Income before taxes:
                         Consulting                $    207            $    232
                         Lab                            273                 102
                         Holding                        442                 334
                         Inter-segment                 (480)               (334)
                                                   --------               -----
                             Totals                     442             $   334
                                                   ========             =======

                      Provision for income taxes:
                         Consulting                  $    -             $     -
                         Lab                              -                   -
                         Holding                        177                 254
                                                        ---                 ---
                             Totals                  $  177               $ 254
                                                   ========               =====

                                  Net Income:
                         Consulting                $    207             $   232
                         Lab                            273                 102
                         Holding                        265                  80
                         Inter-segment                 (480)               (334)
                                                   --------               -----
                             Totals                $    265              $   80
                                                   ========              ======



                Assets by segment as of  June 30, 2000 and 1999 follow:

                                                       2000               1999
                                                       -----              ----
                                                       (In Thousands of Dollars)

                    Cash and investments in marketable securities:
                         Consulting                   $ 162             $ 1,246
                         Lab                             81                 192
                         Holding                      1,172                   -
                                                      -----                 ---
                             Totals                $  1,415            $  1,438
                                                   ========            ========

NOTE 4: BUSINESS SEGMENTS (CONCLUDED):

                      Accounts receivable, net:
                         Consulting                $  2,719            $  3,346
                         Lab                            956               1,153
                         Holding                         40                   -
                         Inter-segment                  -                  (195)
                                                   --------                -----
                             Totals                 $ 3,715            $  4,304
                                                    =======           =========

                    Equipment and furnishings, net:
                         Consulting                  $  438            $    443
                         Lab                          2,860                 701
                                                   --------                ----
                             Totals                $  3,298            $  1,144
                                                   ========            ========

                     Other assets:
                         Consulting                  $   97             $    72
                         Lab                              3                  15
                         Holding                         82                   -
                                                         --                 ---
                             Totals                 $   182             $    87
                                                    =======              ======

                             Total assets           $ 8,610             $ 6,973
                                                    =======             =======



NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company on March 10, 1999, the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and accordingly, no provision for income tax had been recorded in the accompanying condensed consolidated statements of income and comprehensive income attributable to these limited liability companies for the quarter ended March 31, 1999. However, during the quarter ended June 30, 1999, a provision for income tax was recorded for all income attributable to these limited liability companies for the first six months of 1999. Therefore, the net income and basic net income per share data shown in the accompanying condensed consolidated statements of income and comprehensive income is computed as if the Company acquired the subsidiaries effective January 1, 1999 and was subject to Corporate Income Tax.


NOTE 6: PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (In thousands of dollars):

                                          Range of
                                         Estimated        June        December
                                       Useful Lives     30, 2000      31, 1999
                                       ------------     --------      --------
Land                                        -            $  158         $  -
Building                                 39 Years         1,722            -
Equipment                               3-7 Years         2,066          1,603
Furniture and fixtures                    7 Years           164            164
Vehicles                                  5 Years           202            131
Leasehold improvements                    7 Years           155            155
                                                         ------         ------
                                                          4,467          2,053
Less accumulated depreciation                             1,169            965
                                                         ------         ------
                                   Totals                $3,298         $1,088
                                                         ======         ======

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

Six Month Comparison for Years 2000 and 1999

                                                                  Percentage
                                                                   Increase
                                                                  (Decrease)
                                                                     Six
                                                                    Months
                                         Percentage                 Ended
                                      of Gross Revenue              6/30/00
                                      Six Months Ended                vs.
                                      ----------------                ---
                                   6/30/00          6/30/99         6/30/99
                                   -------          -------         -------

Gross revenue                       100.0%          100.0%            10.7%
Direct project costs and other costs
    of operations                    34.9            39.3             (1.6)%
                                   ------          ------             ------
       Net revenue                   65.1            60.7             18.7%
                                   ------          ------            ------

Expenses:
    Labor and related expenses       15.6            15.0             14.7%
    Selling, general and
     administrative                  37.7            36.4             14.6%
                                     ----            ----             -----
          Totals                     53.3            51.4             14.6%
                                   ------          ------           -------

Income from operations               11.8             9.3             40.9%

Other income                          1.5             0.4            239.3%
                                   ------           -----           ------

Income before income taxes           13.3             9.7             49.7%
                                     ====            ====            ======

Gross revenues for the six months ended June 30, 2000 were $7,218 versus $6,521 for the first six months of 1999, an increase of 10.7%. The increase occurred primarily in the Lab segment. Lab revenues increased $664 (not including inter-segment billing) while Consulting revenues increased slightly by $33. The significant increase in the revenue of the Lab segment was a continuing result of effective direct sales efforts, strong demand for analytical services from the environmental sector, higher utilization of equipment used in performing Lab services and increased sales from the broadening of the customer base into the pharmaceutical industry. Consulting revenue is composed of both hours billed by the professional staff (the more profitable component) and pass-through billing of sub-contractor costs associated with client projects. While overall consulting revenue only increased slightly, the hours billed component increased by $313. A decrease of $280 occurred in the pass-through component due to less reliance on sub-contractors in performing client services.

Income from operations was $854 in the first six months of 2000 as opposed to $606 for the same period in 1999. This represents an increase of 40.9%. Operating margins rose to 11.8% for the current period from 9.3% for the first six months of 1999. The increase in operating income and margin was due to the significant increase in the Lab segment profitability. This was due to the increased sales volume, which resulted in a higher profit percentage due to the relatively low marginal costs associated with additional analytical testing as equipment usage approaches capacity. Related lab segment operating expenses remained relatively constant. The higher lab income was partially offset by slightly reduced operating income from the consulting segment due to higher expenses in that segment.

Labor and related expenses increased 14.7% compared to the corresponding period in the prior year primarily due to increases in the number of technical staff in the Consulting segment and increases in compensation rates in order to retain and attract qualified personnel.

Selling, general and administrative expenses increased 14.6% compared to the corresponding period in the prior year primarily due to additional costs associated with the Colorado office, which was opened in January 2000, and increased administrative staffing costs in the Lab segment needed to handle the volume growth.

Other income increased 239.3% in the first six months of 2000 as compared to the first six months of 1999. This was due to increased interest income from invested cash and a corresponding decrease in interest expense due to having little or no debt.

Income before taxes for the period was $949 compared with $634 in the first six months of 1999, an increase of 49.7%. This increase was due to the factors discussed above. Tax provisions were recorded at an effective rate of 40% for the first six months of 2000 and the Basic net income per share was $.11. In the corresponding period of 1999, the tax provision was also calculated using an effective rate of 40% and the Basic net income per share was $.07. The Company had 5,263,348 shares outstanding at June 30, 2000 and diluted earnings per share would also be $.11 for the quarter then ended as noted in Note 2 in the Notes to Condensed Consolidated Financial Statements. For the six months ended June 30, 1999, the Company had no potentially dilutive common shares.

Second Quarter Comparison for Years 2000 and 1999

                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                       Three
                                                                       Months
                                             Percentage                Ended
                                          of Gross Revenue             6/30/00
                                         Three Months Ended               vs.
                                         ------------------               ---
                                      6/30/00          6/30/99         6/30/99
                                      -------          -------         -------

Gross revenue                           100.0%          100.0%            11.5%
Direct project costs and other costs
    of operations                        36.2            38.5              5.1%
                                       ------          ------            ------
       Net revenue                       63.8            61.5             15.5%
                                       ------          ------            ------

Expenses:
    Labor and related expenses           15.0            14.8             13.5%
    Selling, general and administrative  37.8            37.5             12.3%
                                         ----            ----             -----
          Totals                         52.8            52.3             12.6%
                                       ------          ------            ------

Income from operations                   11.0             9.2             31.9%

Other income                              1.1             1.0             36.7%
                                       ------            ----             -----

Income before income taxes               12.1            10.2             32.3%
                                         ====            ====            ======


Gross revenues for the three months ended June 30, 2000 were $3,651 versus $3,274 for the same period in 1999, an increase of 11.5%. Again, the increase occurred primarily in the Lab segment. Lab revenues grew $293 (net of inter-segment billing) while Consulting revenues increased by $84. Lab revenues continue to grow significantly over prior periods due to the reasons outlined in the discussion above. Consulting professional staff billing increased by $88 while there was a decrease of $4 in the pass-through component of consulting revenue.

Income from operations was $401 in the second quarter of 2000 as opposed to $304 for the same period in 1999. This represents an increase of 31.9%. Operating margins rose to 11.0% for the current period from 9.2% for the second quarter 1999. The change in operating income and margin was again due to the increase in the Lab segment profitability. Reasons for this increase are discussed in the six-month comparison above. This was also partially offset by reduced second quarter operating income from the consulting segment as compared to the prior year six-month period.

Labor and related expenses increased 13.5% compared to the corresponding period in the prior year due to the reasons explained in the six-month comparison.

Selling, general and administrative expenses increased 12.3% compared to the corresponding period in the prior year due to additional costs in the consulting segment associated with the Colorado office, which was opened in January 2000.

Other income increased 36.7% in the second three months of 2000 as compared to the second three months of 1999. Again, this was due to increased income from invested cash and a corresponding reduction in interest expense compared to the prior year period.

Income before taxes for the period was $442 compared with $334 in the second quarter of 1999, an increase of 32.3%. This increase was due to the factors discussed above. Tax provisions were recorded at an effective rate of 40% for the second quarter 2000 and the Basic net income per share was $.05. Although no tax provision was recorded in the first quarter of 1999 (see Note 5 in the Notes to Condensed Consolidated Financial Statements), the second quarter provision was made for income related to the first six months of 1999, not just the second quarter. This resulted in an effective rate of 76% of second quarter 1999 income and the corresponding Basic net income per share was $.01. The Company had 5,263,348 shares outstanding at June 30, 2000 and diluted earnings per share would also be $.05 for the quarter then ended. The Company had no potentially dilutive common shares for the quarter ended June 30, 1999.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2000 was $1,008 as compared to $2,228 for the first six months of the prior year. The amount of cash provided by operations in the prior period was due primarily to faster collection of accounts receivable as the effects of a newly implemented billing system were being realized. Additionally, a concentrated effort was successfully made to improve the turnover of accounts receivable and reduce their overall level. In comparison, during the 2000 period, the Company utilized its increased cash flow from accounts receivable to more timely satisfy its operating liabilities. The cash provided in the current period is a result of continued success in the reduction of accounts receivable levels and a significant increase in net income in comparison to the prior year.

The Company made capital expenditures on fixed assets of $1,223 in the first six months of 2000 compared to capital expenditures of $306 in the first six months of the prior year. The most significant expenditure was the purchase of the Lab segment's operating facility for approximately $1,850. This purchase was financed with a $1,200 mortgage loan and approximately $650 of Company working capital. Additionally, expenditures were made to maintain and enhance the technology within the Lab segment. The Company anticipates that its capital expenditures, excluding possible acquisitions and the building purchase, for the current year will be higher by approximately $200 to those incurred in the prior year. The Company redeemed a net of $499 of marketable securities in the first six months of 2000 whereas net purchases of $181 were made in the first six months of 1999.

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

At June 30, 2000, the Company had cash and cash equivalents on hand of $1,193 and working capital of $3,522. The Company has a commitment for a $1,000 revolving line-of-credit facility to be utilized by its operating segments. Additionally, the Company has a commitment for a $750 line that can be utilized for purchase or re-finance of equipment used by its Lab segment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. These commitments replaced a previous $750 revolving credit line agreement that expired on April 30, 2000. In conjunction with that expiration, the Company paid off, in full, its long-term debt in the amount of $248, the outstanding balance on April 30, 2000. This transaction left the Company with no remaining bank debt, exclusive of the $1,200 mortgage discussed above. At June 30, 2000, there were no other borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company as soon as the commitment is finalized (expected to be completed in the third quarter 2000). At June 30, 1999, there were no amounts outstanding on the credit line then available. The Company is in compliance with all covenants pertaining to the future credit line agreements.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       Meeting

         The annual meeting of shareholders was held on June 7, 2000:

b.       Directors Elected

         The following individuals were elected directors at the annual meeting:

                    Richard S. Greenberg, Ph.D
                    Lawrence B. Seidman
                    George Greenberg

   c.    Matters Voted

      I.  Election of Directors:
          Richard S. Greenberg, Ph.D  For:  5,221,049  Withheld: 2,964
          Lawrence B. Seidman         For:  5,221,049  Withheld: 2,964
          George Greenberg            For:  5,221,049  Withheld: 2,964

     II.  Approval of  the Menlo Acquisition Corporation 1999 Stock Option Plan:
          For:  5,055,558  Against: 3,227   Abstain: 1,281  Not Voted: 163,947

    III. Appointment of J.H. Cohn LLP as independent auditors for the fiscal year ending December 31, 2000:
          For:  5,220,733  Against: 2,063   Abstain: 1,217


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended June 30, 2000:

         Exhibit No. 27 - Financial Data Schedule

   b.    Reports on Form 8-K

         During the quarter ended June 30, 2000, the Company filed a Current Report on Form 8-K, dated June 13, 2000 providing information concerning the purchase of the facility in which the Lab segment operates.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MENLO ACQUISITION CORPORATION

                                              /ss/Frank Russomanno
  Date: August 2,  2000                      ---------------------------------
                                              Frank Russomanno
                                              Chief Financial Officer