Form 10QSB
period 2000-09-30
MENLO ACQUISITION CORP
filed 2000-11-13
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB




             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 10, 2000 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

                                     INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                      Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 (Unaudited) and
                  December 31, 1999...................................F-3

                  Condensed Consolidated Statements of Income and
                  Comprehensive Income - Nine and Three Months Ended
                  September 30, 2000
                  and 1999 (Unaudited)................................F-4 - F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and
                  1999 (Unaudited)....................................F-6

                  Notes to Condensed Consolidated Financial Statements
                  September 30, 2000 (Unaudited)......................F-7 - F-11

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

         Item 5.  Not Applicable

         Item 6.  Exhibits and  Reports on Form 8-K

SIGNATURES

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                       September          December
                                        30, 2000          31, 1999
                                        --------          --------
                                       (Unaudited)
                                          (In thousands of dollars)
                     ASSETS
                     ------
Current assets:
     Cash and cash equivalents         $ 1,774            $  1,182
     Investments in marketable securities  223                 722
     Accounts receivable:
        Trade, net of allowance for doubtful
           accounts of  $568 and $614    3,779               3,880
        Unbilled receivables                56                  65
        Affiliates                           -                 110
     Prepaid expenses and other current
        assets                              89                 100
     Deferred tax assets                    35                  34
                                        ------              ------
              Total current assets       5,956               6,093

Property and equipment,
    net of accumulated depreciation of
    $1,296 and $965                      3,316               1,088
Other assets, net of accumulated amorti-
    zation of $8 and $0                     66                  67
                                        ------              ------

              Totals                    $9,338              $7,248
                                        ======              ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
     Current portion of long-term debt  $   24              $  106
     Accounts payable                    1,205                 942
     Customer deposits                     401                 445
     Accrued expenses and other
        liabilities                        479                 444
     Income taxes payable                   75                  -
                                         -----               -----
              Total current liabilities  2,184               1,937
     Long-term debt, net of current
       portion                           1,172                 168
                                         -----               -----
              Total liabilities          3,356               2,105
                                         -----               -----
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value;
        2,000,000 shares authorized;
        none issued.                         -                   -
     Common stock, $.0001 par value;
        40,000,000 shares authorized;
        5,263,348 issued and outstanding     1                   1
     Additional paid-in capital          4,313               4,313
     Retained earnings                   1,643                 803
     Accumulated other comprehensive income
         Unrealized holding gains on
            marketable securities           25                  26
                                        ------              ------
              Total stockholders' equity 5,982               5,143
                                        ------              ------

              Totals                    $9,338              $7,248
                                        ======              ======

See Notes to Condensed Consolidated Financial Statements.
                                       F-3

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                     Income
                                     ------
                                            2000                1999
                                            ----                ----
                                             (In thousands of dollars,
                                                except share data)

Gross revenue                              $11,276            $9,959

Direct project costs and other costs
   of operations                             4,245             3,959
                                           -------           -------

Net revenue                                  7,031             6,000
                                           -------           -------

Expenses:
     Labor and related expenses              1,665             1,368
     Selling, general and administrative     4,128             3,724
                                            ------            ------
        Totals                               5,793             5,092
                                            ------            ------

Income from operations                       1,238               908

Other income                                   162                60
                                            ------            ------

Income before income taxes                   1,400               968

Provision for income taxes (See Note 5)        560               388
                                            ------            ------

Net income                                    $840              $580
                                            ======            ======


Basic net income per share
  (See Notes 2 and 5)                         $.16              $.11
                                            ======            ======

Basic weighted average common shares
   outstanding                           5,263,348         5,263,348
                                         =========         =========


                              Comprehensive Income
                              --------------------
Net income                                    $840              $580
Other comprehensive (loss) income, net of taxes
   Unrealized holding (losses) gains on marketable
   securities arising during the period:        (1)               22
                                              -----             ----
Comprehensive income                          $839              $602
                                              =====             ====







See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                     Income
                                     ------
                                                2000                     1999
                                                ----                     ----
                                                   (In thousands of dollars,
                                                       except share data)

Gross revenue                                   $4,058                  $3,438
Direct project costs and other costs of
   operations                                    1,725                   1,397
                                                ------                  ------

Net revenue                                      2,333                   2,041
                                               -------                 -------

Expenses:
     Labor and related expenses                    540                     387
     Selling, general and administrative         1,409                   1,352
                                                 -----                   -----
        Totals                                   1,949                   1,739
                                                 -----                  ------

Income from operations                             384                     302

Other income                                        67                      32
                                                 -----                   -----


Income before income taxes                         451                     334

Provision for income taxes (See Note 5)            180                     134
                                                 -----                   -----

Net income                                        $271                   $ 200
                                                 =====                   =====


Basic net income per share
  (See Notes 2 and 5)                            $ .05                    $.04
                                                 =====                   =====

Basic weighted average common shares
   outstanding                               5,263,348               5,263,348
                                             =========               =========


                   Comprehensive Income
                   --------------------

Net income                                        $271                   $ 200
Other comprehensive income, net of taxes
   Unrealized holding gains on marketable
   securities arising during the period:             -                      22
                                                  -----                   ----

Comprehensive income                              $271                   $ 222
                                                 =====                   =====




See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000                1999
                                                  ----                ----
                                                  (In thousands of dollars)
Operating activities:
     Net income                                   $840                $580
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                               339                 287
        Provision for bad debts                     35                 100
        Amortization                                 8                   -
        Deferred income taxes                       (1)                  -
        Loss on sale of fixed asset                  1                   -
        Changes in operating assets and liabilities:
           Accounts receivable - trade              66                 945
           Unbilled receivables                      9                 (88)
           Accounts receivable - affiliates        110                 (98)
           Prepaid expenses and other current
            assets                                  11                   7
           Due from affiliate                        -                  27
           Other assets                             (7)                 24
           Accounts payable                        263                  25
           Customer deposits                       (44)                (30)
           Accrued expenses and other liabilities   35                 305
           Income taxes payable                     75                  66
                                                    --               -----
               Net cash provided by operating
                 activities                      1,740               2,150
                                                 -----               -----

Investing activities:
     Purchase of fixed assets                   (1,369)               (351)
     Proceeds from sale of fixed assets              1                   -
     Redemption (purchase) of marketable
       securities, net                             499                (181)
                                                   ---                -----
               Net cash used in investing
                 activities                       (869)               (532)
                                                 ------               -----

Financing activities:
     Repayment of notes payable - bank               -                (400)
     Repayment of long-term debt - bank           (279)                (80)
     Repayment of advances from stockholder          -                 (55)
                                                ------                -----
               Net cash used in
                 financing activities             (279)               (535)
                                                 -----                -----

Net increase in cash and cash equivalents          592               1,083

Cash and cash equivalents, beginning of period   1,182                  25
                                                 -----              ------

Cash and cash equivalents, end of period         1,774             $ 1,108
                                                 =====             =======

Supplemental disclosure of cash flow data:
     Interest paid                                $  8               $  28
                                                  ====               =====

     Income taxes paid                            $537               $ 322
                                                  ====                ====

Supplemental schedule of noncash investing and financial activities:
     During the nine months ended September 30, 2000, the Company completed an acquisition of a building for $1,850, in part, with the proceeds of a $1,200 mortgage.

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

The consolidated results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period. Diluted earnings per share have not been presented for the nine and three months ended September 30, 2000 because the difference to basic earnings per share was not material. For the nine and three months ended September 30, 1999, the Company had no potentially dilutive common shares.

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

The Company had a $750,000 revolving line-of-credit facility utilized by its Consulting segment that expired on April 30, 2000. Outstanding borrowings were collateralized by substantially all of the Company's assets. At the expiration date, there were no amounts outstanding under that line of credit.

The Company has replaced the expired line-of-credit with one from another financial institution. The new agreement includes a $1,000,000 revolving line-of-credit available to its operating segments and a $750,000 line to be utilized by the Company's Lab segment for either the purchase or re-finance of equipment. Outstanding borrowings are collateralized by substantially all of the Company's assets. At September 30, 2000, there were no amounts outstanding under the new agreement.

In addition, the Company, through its Lab segment, has purchased the facility in which the Lab operates from an unaffiliated third party. The purchase price of the building was $1,850,000. The Company financed this purchase, in part, with a mortgage from a financial institution in the amount of $1,200,000. The balance of the purchase was financed with operating capital of the Company. The mortgage is payable in monthly installments of $10,605 (based on a twenty year amortization) including interest at 8.75% until July 1, 2005 at which time the outstanding balance is due. Subject to certain conditions, the mortgage may be extended for an additional five years at an interest rate of 250 basis points above the Current Index Rate, as defined. For each of the five years subsequent to September 30, 2000, principal repayments are, respectively, $23,508, $25,649, $27,986, $30,535 and $1,088,598. The principal payment for year five is necessary only if the mortgage is not extended as described above. The mortgage is subject to certain financial covenants, as defined, with which the Company is in compliance at September 30, 2000. It is anticipated that this facility will support future growth of the Lab segment for at least the next five years.

NOTE 4: BUSINESS SEGMENTS

The Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described previously in Note 1. Additionally, revenue and expenses (primarily legal, accounting and administrative) related directly to Menlo Acquisition Corporation are reported under the heading of "Holding"

Revenue, income from operations and other related segment information for the nine months ended September 30, 2000 and 1999 follows:

                                                           2000           1999
                                                           ----           ----
                                                      (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party      $  7,299          $6,861
                         Lab - Third Party                3,977           3,098
                         Lab - Inter-segment                671             598
                         Holding - Inter-segment          1,473             968
                         Inter-segment                   (2,144)         (1,566)
                                                       --------          ------
                             Totals                     $11,276          $9,959
                                                        =======          ======

                    Direct project costs and other costs of operations:
                         Consulting                    $  2,874          $2,790
                         Lab                              2,042           1,767
                         Inter-segment                     (671)           (598)
                                                       --------          ------
                             Totals                    $  4,245          $3,959
                                                       ========          ======

                    Other operating expenses:
                         Consulting                    $  4,348          $3,864
                         Lab                              1,838           1,627
                         Holding                            105               -
                         Inter-segment                     (498)           (399)
                                                       --------         -------
                             Totals                    $  5,793          $5,092
                                                       ========          ======

                    Income from operations:
                         Consulting                     $77             $   207
                         Lab                            768                 302
                         Holding                      1,368                 968
                         Inter-segment                 (975)               (569)
                                                   ---------            --------
                             Totals                 $ 1,238              $  908
                                                   ========               =====

                    Other income (expense):
                         Consulting                   $ 602              $  445
                         Lab                             26                  14
                         Holding                         32                  -
                         Inter-segment                 (498)               (399)
                                                   --------             --------
                             Totals                  $  162               $  60
                                                    =======               =====

                    Income before taxes:
                         Consulting                $    679            $    652
                         Lab                            794                 316
                         Holding                      1,400                 968
                         Inter-segment               (1,473)               (968)
                                                   --------               -----
                             Totals                $  1,400             $   968
                                                   ========             =======

                    Provision for income taxes:
                         Consulting                  $    -            $      -
                         Lab                              -                   -
                         Holding                        560                 388
                                                        ---                 ---
                             Totals                $    560               $ 388
                                                   ========               =====

                    Net Income:
                         Consulting                $    679            $    652
                         Lab                            794                 316
                         Holding                        840                 580
                         Inter-segment               (1,473)               (968)
                                                   --------               -----
                             Totals                $    840            $    580
                                                   ========            ========

                Revenue, income from operations and other related segment information for the the three months ended September 30, 2000 and 1999 follows:

                                                       2000                1999
                                                       ----                ----
                                                       (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party  $  2,620              $2,215
                         Lab - Third Party            1,438               1,223
                         Lab - Inter-segment            187                 153
                         Holding - Inter-segment        460                 334
                         Inter-segment                 (647)               (487)
                                                   --------               -----
                             Totals                  $4,058              $3,438
                                                     ======              ======

                    Direct project costs and other costs of operations:
                         Consulting                  $1,245                $920
                         Lab                            667                 630
                         Inter-segment                 (187)               (153)
                                                   --------            --------
                             Totals                $  1,725              $1,397
                                                   ========              ======
                                      F-9

                    Other operating expenses:
                         Consulting                $  1,456              $1,263
                         Lab                            639                 621
                         Holding                         25                   -
                         Inter-segment                 (171)               (145)
                                                   --------             -------
                             Totals                $  1,949              $1,739
                                                   ========              ======

                    Income (loss) from operations:
                         Consulting                $    (81)             $   32
                         Lab                            319                 125
                         Holding                        435                 334
                         Inter-segment                 (289)               (189)
                                                   ---------            -------
                             Totals                $    384              $  302
                                                   ========              ======

                    Other income (expense):
                         Consulting                $    192              $  169
                         Lab                             30                   8
                         Holding                         16                   -
                         Inter-segment                 (171)               (145)
                                                   --------            --------
                             Totals                 $    67               $  32
                                                    =======               =====

                    Income before taxes:
                         Consulting                $    111            $    201
                         Lab                            349                 133
                         Holding                        451                 334
                         Inter-segment                 (460)               (334)
                                                   --------               -----
                             Totals                     451            $    334
                                                   ========             =======

                    Provision for income taxes:
                         Consulting                  $    -             $     -
                         Lab                              -                   -
                         Holding                        180                 134
                                                        ---                 ---
                             Totals                  $  180               $ 134
                                                   ========               =====

                    Net Income:
                         Consulting                $    111             $   201
                         Lab                            349                 133
                         Holding                        271                 200
                         Inter-segment                 (460)               (334)
                                                   --------               -----
                             Totals                $    271              $  200
                                                   ========              ======



                Assets by segment as of  September 30, 2000 and 1999 follow:

                                                       2000               1999
                                                       -----              ----
                                                       (In Thousands of Dollars)

                    Cash and investments in marketable securities:
                         Consulting                   $ 517               $ 876
                         Lab                            222                 450
                         Holding                      1,258                   -
                                                      -----                 ---
                             Totals                $  1,997            $  1,326
                                                   ========            ========

NOTE 4: BUSINESS SEGMENTS (CONCLUDED):

                      Accounts receivable, net:
                         Consulting                $  2,739            $  3,210
                         Lab                          1,096               1,156
                         Holding                         -                   -
                         Inter-segment                   -                   -
                                                   --------               -----
                             Totals                 $ 3,835            $  4,366
                                                    =======           =========

                    Equipment and furnishings, net:
                         Consulting                  $  418            $    418
                         Lab                          2,898                 666
                                                   --------                ----
                             Totals                $  3,316            $  1,084
                                                   ========            ========

                     Other assets:
                         Consulting                  $   90             $    72
                         Lab                              9                  17
                         Holding                         91                   -
                                                         --                 ---
                             Totals                 $   190             $    89
                                                    =======              ======

                             Total assets           $ 9,338             $ 6,865
                                                    =======             =======

NOTE 5: INCOME TAXES:

Prior to the acquisition of the two operating subsidiaries by the Company on March 10, 1999, the subsidiaries were Limited Liability Companies and, as such, were treated as partnerships for Federal and State income tax purposes. A partnership is not a tax paying entity for Federal or State income tax purposes. Income or loss of a limited liability company is reported in the individual member's income tax returns and, accordingly, no provision for income tax had been recorded in the accompanying condensed consolidated statements of income and comprehensive income attributable to these limited liability companies for the quarter ended March 31, 1999. However, provision for income tax was subsequently recorded for all income attributable to these limited liability companies for the first nine months of 1999. Therefore, the net income and basic net income per share data shown in the accompanying condensed consolidated statements of income and comprehensive income is computed as if the Company acquired the subsidiaries effective January 1, 1999 and was subject to Corporate Income Tax.

NOTE 6: PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (In thousands of dollars):

                                          Range of
                                         Estimated     September      December
                                       Useful Lives     30, 2000      31, 1999
                                       ------------     --------      --------
Land                                        -            $  158         $  -
Building                                 39 Years         1,730            -
Equipment                               3-7 Years         2,198          1,603
Furniture and fixtures                    7 Years           164            164
Vehicles                                  5 Years           207            131
Leasehold improvements                    7 Years           155            155
                                                         ------         ------
                                                          4,612          2,053
Less accumulated depreciation                             1,296            965
                                                         ------         ------
                                   Totals                $3,316         $1,088
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

Nine Month Comparison for Years 2000 and 1999

                                                                  Percentage
                                                                   Increase
                                                                  (Decrease)
                                                                     Nine
                                                                    Months
                                         Percentage                 Ended
                                      of Gross Revenue              9/30/00
                                      Nine Months Ended                vs.
                                      ----------------                ---
                                   9/30/00          9/30/99         9/30/99
                                   -------          -------         -------

Gross revenue                       100.0%          100.0%            13.2%
Direct project costs and other costs
    of operations                    37.6            39.8              7.2%
                                   ------          ------             ------
       Net revenue                   62.4            60.2             17.2%
                                   ------          ------            ------

Expenses:
    Labor and related expenses       14.8            13.7             21.7%
    Selling, general and
     administrative                  36.6            37.4             10.8%
                                     ----            ----             -----
          Totals                     51.4            51.1             13.8%
                                   ------          ------           -------

Income from operations               11.0             9.1             36.3%

Other income                          1.4             0.6            170.0%
                                   ------           -----           ------

Income before income taxes           12.4             9.7             44.6%
                                     ====            ====            ======

Gross revenues for the nine months ended September 30, 2000 were $11,276 versus $9,959 for the first nine months of 1999, an increase of 13.2%. The increase occurred in both operating segments. Lab revenues increased $879 (not including inter-segment billing) while Consulting revenues increased by $438. The significant increase in the revenue of the Lab segment was a continuing result of effective direct sales efforts, strong demand for analytical services from the environmental sector, higher utilization of equipment used in performing Lab services and increased sales from the broadening of the customer base into the pharmaceutical industry. Consulting revenue is composed of both hours billed by the professional staff and pass-through billing of sub-contractor costs associated with client projects. The Consulting segment hours billed component increased by $427 due to an increase in the number of professional staff. Additionally, there was a slight increase of $11 in the amount of pass-through billing as compared to the prior nine month period.

Income from operations was $1,238 in the first nine months of 2000 as opposed to $908 for the same period in 1999. This represents an increase of 36.3%. Operating margins rose to 11.0% for the current period from 9.1% for the first nine months of 1999. The increase in operating income and margin was due to the significant increase in the Lab segment profitability. This was due to the increased sales volume, which resulted in a higher profit percentage due to the relatively low marginal costs associated with additional analytical testing as equipment usage approaches capacity. Related Lab segment operating expenses remained relatively constant. The higher income from the Lab segment was partially offset by reduced operating income from the Consulting segment due to higher operating expenses in that segment.

Labor and related expenses increased 21.7% compared to the corresponding period in the prior year primarily due to increases in the number of professional staff in the Consulting segment and increases in compensation rates in order to retain and attract qualified personnel.

Selling, general and administrative expenses increased 10.8% compared to the corresponding period in the prior year primarily due to costs associated with the Colorado office of the Consulting segment, which was opened in January 2000, and increased administrative staffing costs in the Lab segment needed to handle the volume growth.

Other income increased 170.0% in the first nine months of 2000 as compared to the first nine months of 1999. This was due to increased interest income from invested cash and dividend income from investments in securities. Also, there was a corresponding decrease in interest expense due to having little or no debt.

Income before taxes for the period was $1,400 compared with $968 in the first nine months of 1999, an increase of 44.6%. This increase was due to the factors discussed above. Tax provisions were recorded at an effective rate of 40% for the first nine months of 2000 and the Basic net income per share was $.16. In the corresponding period of 1999, the tax provision was also calculated using an effective rate of 40% and the Basic net income per share was $.11. The Company had 5,263,348 shares outstanding at September 30, 2000 and diluted earnings per share would also be $.16 for the period then ended as noted in Note 2 in the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 30, 1999, the Company had no potentially dilutive common shares.

Third Quarter Comparison for Years 2000 and 1999

                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                       Three
                                                                       Months
                                             Percentage                Ended
                                          of Gross Revenue             9/30/00
                                         Three Months Ended               vs.
                                         ------------------               ---
                                      9/30/00          9/30/99         9/30/99
                                      -------          -------         -------

Gross revenue                           100.0%          100.0%            18.0%
Direct project costs and other costs
    of operations                        42.5            40.6             23.5%
                                       ------          ------            ------
       Net revenue                       57.5            59.4             14.3%
                                       ------          ------            ------

Expenses:
    Labor and related expenses           13.3            11.3             39.5%
    Selling, general and administrative  34.7            39.3              4.2%
                                         ----            ----             -----
          Totals                         48.0            50.6             12.1%
                                       ------          ------            ------

Income from operations                    9.5             8.8             27.2%

Other income                              1.7             0.9            109.4%
                                       ------            ----             -----

Income before income taxes               11.2             9.7             35.0%
                                         ====            ====            ======

Gross revenues for the three months ended September 30, 2000 were $4,058 versus $3,438 for the same period in 1999, an increase of 18.0%. Again, the increase occurred in both operating segments. Lab revenues grew $215 (net of inter-segment billing) while Consulting revenues increased by $405. Lab revenues continue to grow significantly over prior periods due to the reasons outlined in the discussion above. Consulting professional staff billing increased by $114 while there was a large increase of $291 in the pass-through component of consulting revenue as compared to the prior year third quarter. This increase occurred as there were several large client projects which required the significant use of sub-contractor services (primarily in the transportation and disposal areas).

Income from operations was $384 in the third quarter of 2000 as opposed to $302 for the same period in 1999. This represents an increase of 27.2%. Operating margins rose to 9.5% for the current period from 8.8% for the third quarter 1999. The change in operating income and margin was solely due to the increase in the Lab segment profitability. Reasons for this increase are discussed in the nine-month comparison above. This was partially offset by a third quarter operating loss from the consulting segment as compared to a slight profit in the prior year third quarter.

Labor and related expenses increased 39.5% compared to the corresponding period in the prior year for reasons similar to those explained in the nine-month comparison.

Selling, general and administrative expenses were not significantly different from those in the corresponding period of the prior year. The overall increase was 4.2%.

Other income increased 109.4% in the third quarter of 2000 as compared to the third quarter of 1999. Again, this was due to increased income from invested cash and a corresponding reduction in interest expense.

Income before taxes for the period was $451 compared with $334 in the third quarter of 1999, an increase of 35.0%. This increase in income was due to the factors previously discussed above. Tax provisions were recorded at an effective rate of 40% for the third quarter 2000 and the Basic net income per share was $.05. In the third quarter of 1999, the tax provision was also calculated using an effective rate of 40% and the Basic net income per share was $.04. The Company had 5,263,348 shares outstanding at September 30, 2000 and diluted earnings per share would also be $.05 for the quarter then ended. The Company had no potentially dilutive common shares for the quarter ended September 30, 1999.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2000 was $1,740 as compared to $2,150 for the first nine months of the prior year. The cash provided in the current period is primarily a result of an increase in net income in comparison to the prior year, collection of receivables from affiliated entities, and an increase in the amount of accounts payable at quarter-end due to the receipt of large sub-contractor invoices for services performed as discussed above. Cash provided by operations in the prior period was due primarily to faster collection of accounts receivable as the effects of a newly implemented billing system were being realized. Additionally, a concentrated effort was successfully made to improve the turnover of accounts receivable and reduce their overall level.

The Company made capital expenditures for fixed assets of $1,369 in the first nine months of 2000 compared to capital expenditures of $351 in the first nine months of the prior year. The most significant expenditure was the purchase of the Lab segment's operating facility for approximately $1,850. This purchase was financed with a $1,200 mortgage loan and approximately $650 of Company working capital. Additionally, expenditures were made to maintain and enhance the technology within the Lab segment. The Company anticipates that its total capital expenditures, excluding possible acquisitions and the building purchase, for the current year will be higher by approximately $300 as compared to those of the prior year. The Company redeemed a net of $499 of marketable securities in the first nine months of 2000 whereas net purchases of $181 were made in the first nine months of 1999.

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

At September 30, 2000, the Company had cash and cash equivalents on hand of $1,774 and working capital of $3,772. The Company has a $1,000 revolving line-of-credit facility available to its operating segments. Additionally, the Company has a $750 line that can be utilized for purchase or re-finance of equipment used by its Lab segment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. These credit lines replaced a previous $750 revolving credit line agreement that expired on April 30, 2000. In conjunction with that expiration, the Company paid off, in full, its long-term debt in the amount of $248, the outstanding balance on April 30, 2000. This transaction left the Company with no remaining bank debt, exclusive of the $1,200 mortgage discussed above. At September 30, 2000, there were no other borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. At September 30, 1999, there were no amounts outstanding on the credit line then available. The Company is in compliance with all covenants pertaining to the credit line agreements.

The Company believes that its available cash, as well as cash generated from operations and its credit lines, will be sufficient to meet the Company's cash requirements for at least the next twelve months. Additionally, the Company intends to continue to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses. Other than previously disclosed, there is no present agreement, understanding or other arrangement with respect to any acquisition or investment. However, future agreements concerning acquisitions may require the Company to obtain additional financing.

Inflation has not had a material effect on the revenues or the income from operations of the Company for the past two years. Inflation is not expected to have a material future effect.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.         Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended September 30, 2000:

         Exhibit No. 27 - Financial Data Schedule

   b.    Reports on Form 8-K

         During the quarter ended September 30, 2000, the Company did not file any Current Reports on Form 8-K.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MENLO ACQUISITION CORPORATION

                                              /ss/Frank Russomanno
  Date: November 10, 2000                    ---------------------------------
                                              Frank Russomanno
                                              Chief Financial Officer