Form 10KSB
period 2000-12-31
MENLO ACQUISITION CORP
filed 2001-03-29
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB



         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the year ended December 31, 2000

                         Commission file number 0-22136

                          MENLO ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)



              Delaware                                           77-0332937
              --------                                           ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)




                       100 Misty Lane Parsippany, NJ 07054
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone  number, including area code:(973) 560-1400
                                                            --------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act:

                              Title of each class:
                              --------------------
                         Common stock $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

At March 29, 2001 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

The issuers revenues from its most recent year were $15,176,843.
                                                    -----------

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2001 was $179,682.
                                 --------

                           Menlo Acquisition Corporation
                         Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000

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

Menlo Acquisition Corporation

Menlo Acquisition Corporation ("Menlo" or the "Company") is a publicly traded Delaware corporation formerly doing business as Focus Surgery Inc. ("Focus"). Menlo is a holding company engaged in acquiring other operating businesses. Prior to the consummation of the Second Amended Plan of Reorganization in March 1999 further described below, Focus specialized in the research and development of techniques and equipment for non-invasive surgeries. On February 9, 1996, Focus filed a petition for relief under Chapter 11 of the Bankruptcy Code. In August 1996, while in bankruptcy, Focus sold substantially all of its assets to an unrelated company. As part of the sale, Focus transferred all rights to the "Focus Surgery, Inc." name to the buyer and amended its Articles of Incorporation to change its name to Menlo Acquisition Corporation.

Environmental Waste Management Associates, LLC, a New Jersey limited liability company ("EWMA, LLC"), and Environmental Waste Management Associates, Inc. a New Jersey corporation ("EWMA, Inc."), are environmental consulting firms providing a broad range of environmental services related to the investigation and remediation of hazardous waste sites. EWMA, LLC and EWMA, Inc. are referred to collectively as "EWMA." EWMA has offices in Parsippany and West Windsor, New Jersey and Englewood, Colorado.

Integrated Analytical Laboratories, LLC, a New Jersey limited liability company ("IAL, LLC"), and Integrated Analytical Laboratories, Inc. a New Jersey corporation ("IAL, Inc."), are firms providing analytical laboratory services to the environmental and pharmaceutical industries. IAL, LLC and IAL, Inc. are referred to collectively as "IAL." IAL is located in Randolph, New Jersey. IAL, LLC owns 100% of Integrated Analytical Realty, LLC ("IAR, LLC"), a real-estate holding company that owns the building in which IAL, LLC operates. IAR, LLC was formed subsequent to the reverse acquisition described below.

Effective January 1, 2001, EWMA, Inc. and IAL, Inc., which had no operations but primarily provided payroll services for other members of the consolidated group, were merged into EWMA, LLC and IAL, LLC, respectively.

EWMA, LLC; EWMA, Inc.; IAL, LLC; and IAL, Inc.; are referred to collectively as the "Acquired Entities". The companies were related by common ownership prior to the reverse acquisition described below.

Reverse Acquisition:

On March 10, 1999, Menlo and the Acquired Entities consummated certain transactions pursuant to the Second Amended Plan of Reorganization filed with the Bankruptcy Court on August 12, 1998 and approved on August 26, 1998. Menlo converted all of its outstanding shares of existing common stock to 263,348 shares of new common stock with a par value of $.0001 per share. Additionally, Menlo issued 5,000,000 shares of new common stock in exchange for 99% of the equity interest in the Acquired Entities (the "Acquisition"). During the year ended December 31, 2000, Menlo purchased the remaining 1% interest in the Acquired Entities from an affiliated party for the nominal amount of $1.

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

Accordingly, the assets and liabilities of the accounting acquirer (the Acquired Entities) continued to be accounted for at their historical carrying values as of March 10, 1999. As further explained in the Financial Statements, the fair value of the 263,348 shares deemed to have been issued to the stockholders of Menlo prior to the Acquisition was included in the total cost of the Acquisition of Menlo. The total cost was then allocated to the fair values of the net assets acquired and the excess of the cost over the fair value of the net assets acquired was allocated to goodwill. The accompanying consolidated statements of income for the years ended December 31, 2000 and 1999 reflect the results of operations of the Acquired Entities for all periods and of Menlo subsequent to the Acquisition on March 10, 1999. Prior to the Acquisition, Menlo was in bankruptcy and had limited operating activities.

Business and Management of Menlo

As a public holding company, Menlo's sole assets are its investments in the Acquired Entities. The management of Menlo overlaps significantly with that of the Acquired Entities. As a holding company Menlo does not have ongoing sources of revenues or income apart from the Acquired Entities. Therefore, Menlo is entirely dependent on the financial ability of the Acquired Entities to pay dividends to it and on the declaration and payment of such dividends by the Acquired Entities for funds to meet its financial obligations. The Board of Directors of Menlo, which controls the timing and amount of any dividends, is primarily composed of individuals closely associated with the Acquired Entities, and the former owners of the Acquired Entities own sufficient Common Stock of Menlo to control the election of directors in the future.

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

EWMA provides  remedial  design  services  based on the results of site history, investigation and risk analysis. Depending on these factors and applicable regulatory requirements, a remedial design can take several forms, ranging from natural attenuation to large-scale treatment systems to alternative remedial technologies. EWMA assists customers in determining the most cost effective method of remediation and has the capability to provide a broad range of services relating to the design, building, maintenance and operation of appropriate remediation systems. In connection with its remedial design services, EWMA also undertakes the processes necessary for regulatory permit approval.

EWMA has extensive experience in the design, construction and maintenance of treatment systems. Such remedial systems are designed to treat contaminants found in the soils and groundwater. Such contaminates generally are hydrocarbons and solvents from leaking underground tanks and local spills. EWMA's remedial treatment systems are designed to reduce contamination in the soils and groundwater to levels acceptable for human health. Technologies utilized include both in-situ and ex-situ treatment, chosen from among carbon absorption, air stripping, soil venting, air sparging, in-situ oxidative injection and biological degradation. EWMA continues to adopt and employ new technologies in an ongoing attempt to provide the most cost-effective remediation possible.

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

Customers and Marketing

EWMA's customers are primarily private-sector organizations. During the year ended December 31, 2000, approximately 95% of EWMA's gross revenues were derived from private-sector customers with the remainder associated with public-sector customers. No single customer accounted for more than 5% of EWMA's revenues in 2000.

EWMA identifies new customers through marketing efforts, utilizing a professional sales and marketing staff. EWMA participates in and presents at trade shows and technical conferences and produces literature to support its marketing program.

Competition

EWMA operates primarily in New Jersey, New York, Pennsylvania and Colorado and competes against companies that are both much larger and smaller than EWMA. EWMA generally competes on the basis of price and service, including technical expertise. EWMA believes that it is competitive because of its industry contacts, customer relationships, sales and marketing efforts, competitive pricing and technical expertise.

Personnel

EWMA provides its services through a staff of approximately 60 full-time employees, consisting of approximately 40 professional staff (including engineers, geologists, hydrogeologists and biologists) and 20 support personnel. None of EWMA's employees are represented by a labor union, and EWMA is not a party to any collective bargaining agreement. EWMA believes its employee relations are good.

Integrated Analytical Laboratories (IAL) - Lab Segment

General

IAL provides analytical laboratory services to the environmental and pharmaceutical industries. IAL's services also include collection and transportation of samples from the customer's site to the laboratory and delivery of the results package to the customer. Environmental consulting and remediation companies generally do not have the in-house capability to perform analytical services, as such; IAL historically has serviced such companies. Also, because companies in the pharmaceutical industry similarly frequently out-source analytical services, IAL more recently has positioned itself to capture this pharmaceutical business as well. Many large pharmaceutical companies have facilities in and around New Jersey. Therefore, IAL is both technically and geographically well positioned to serve this market.

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

IAL is required by federal and state regulations to maintain strict Quality Assurance/Quality Control ("QA/QC") procedures. IAL's QA/QC program was developed in accordance with the federal, as well as, numerous state regulatory agencies for the environmental industry. In the pharmaceutical industry, the QA/QC program follows the Current Good Manufacturing Practices ("cGMP") of the U.S. Food and Drug Administration (the "FDA"). The QA/QC program calls for routine and independent assessments of IAL's performance, data and procedures to assure compliance with approved Standard Operation Procedures, which cover applicable aspects of the both the FDA and the Environmental Protection Agency's (the "EPA") laboratory regulations.

When performing environmental testing, IAL must follow the mandated procedures from the states in which the work originates, allowing IAL to conduct drinking water, soil, solid waste, groundwater and wastewater analysis in most states. In certain states, this means IAL must maintain certifications for each type of analysis performed. Once granted, continuation of these certifications generally is subject to annual performance evaluations, as well as periodic unannounced in-house audits of IAL's laboratory facilities. IAL currently holds certification, either through direct certification or through reciprocity, in California, Connecticut, Florida, Illinois, Kansas, Louisiana, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Rhode Island and Utah. IAL also holds an U.S. Department of Agriculture ("USDA") soil permit allowing the shipment and analysis of soil samples from all foreign sources.

For the pharmaceutical industry, compliance with FDA guidelines and audits allows for the analyses of samples throughout the entire United States and the world. Continual adherence to cGMP guidelines and frequent audits by both the FDA and customers allow IAL to maintain the ability to perform analytical testing.

Customers and Marketing

Substantially all of IAL's customers are private-sector organizations. No single customer accounted for more than 5% of IAL's gross revenues during 2000, with the exception of EWMA, which accounted for 13.4% of the revenues.

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

Competition

There has been a consolidation of the laboratory industry during the last four to five years. As a consequence, pricing of analytical services, which previously had been on a downward trend, has stabilized. However, competition continues to be primarily on the basis of price and service, including technical expertise. IAL believes that its competitive pricing, contacts, customer relationships, sales and marketing efforts and technical expertise allow it to remain stable and competitive. IAL competes against companies, certain of which are substantially larger, but many of which are of approximately the same size as, or smaller than, IAL.

Personnel

IAL provides its services through a staff of approximately 60 full-time employees, consisting of approximately 40 professional staff (including chemists, biologists and other scientists) and 20 support personnel. None of IAL's employees are represented by a labor union, and IAL is not a party to any collective bargaining agreement. IAL believes its employee relations are good.

In-Situ Oxidative Technologies

In-Situ Oxidative Technologies ("ISOTEC") is owned 50% by Dr. Richard S. Greenberg, Ph.D., Menlo's Chairman and Chief Executive Officer, and 50% by an unrelated third party. ISOTEC is in the business of remediating contaminated properties using a proprietary in-situ treatment program. The services performed by ISOTEC are similar in nature to those provided by EWMA and IAL. During 2000 and 1999, EWMA and IAL generated revenues directly from transactions with ISOTEC. Additionally, the similar nature of ISOTEC's services has enabled EWMA to obtain contracts and generate revenues with unrelated customers in the past and may potentially enable it to continue to do so in the future.

On December 6, 1999, Menlo entered into an agreement with ISOTEC that gave Menlo the opportunity to purchase up to 50% of the equity interest in ISOTEC, pursuant to certain conditions. (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for further information concerning this agreement).

Potential Liability and Insurance

The Company, in the normal course of business, encounters potential liability, including claims for errors and omissions, resulting from the performance of its services. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company. Management believes that the Company's general liability insurance policy (with an unrelated, rated carrier) is adequate.

ITEM 2. DESCRIPTION OF PROPERTY

EWMA operates out of three facilities. One is located in Parsippany, New Jersey, another in West Windsor, New Jersey and the third facility is located in Englewood, Colorado. The Parsippany facility consists of approximately 18,000 square feet of office space leased from Greenberg Property LLC, a company controlled by Richard S. Greenberg. The lease, which is at $14 per square foot, expires in June 2007 and is subject to two five-year renewal options. The West Windsor facility consists of approximately 5,200 square feet of office and warehouse space leased from an unaffiliated lessor. The lease, which ranges from $6.25 to $6.75 per square foot, expires in December 2005. The facility in Englewood, Colorado is leased by an affiliate and EWMA is charged a nominal rent for use of office space. Additionally, EWMA leases a warehouse facility in Boonton, New Jersey utilized for equipment and supply storage. The facility consists of approximately 6,400 square feet at a cost of $6 per square foot. The lease expires in December 2004 and is leased from an unaffiliated lessor. Management believes that EWMA's facilities are adequate for EWMA's current needs and will support anticipated future growth for at least the next five years. EWMA also expects, based on current market conditions, that suitable additional space will be available on commercially acceptable terms as required in the future.

IAL operates out of facilities located in Randolph, New Jersey, consisting of six units of office and warehouse space. The building is owned by IAR, LLC a wholly owned subsidiary of IAL. The building was purchased during 2000 with a combination of internal capital and a mortgage obtained from an unaffiliated lending institution. (See the long-term debt footnote in the accompanying notes to consolidated financial statements). Management believes that the facility will support anticipated future growth for at least the next five years. IAL also expects, based on current market conditions, that suitable additional space will be available on commercially acceptable terms as required in the future.

The principal offices of Menlo Acquisition Corporation are located at EWMA's Parsippany, New Jersey facility.

Menlo believes that the space afforded by its properties is adequate for the current needs of its businesses.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The shares of Common Stock of the Company trade on the OTC "Bulletin Board" under the symbol "MENL". The range of high and low reported closing sales prices for the Common Stock as reported by Nasdaq during the years ended December 31, 2000 and 1999 were as follows:

                                        High                   Low
                                        ----                   ---
Year 2000
---------
Quarter Ended:
         March 31, 2000..........       $3.25                  $0.375
         June 30, 2000...........       $2.50                  $1.50
         September 30, 2000......       $1.625                 $0.80
         December 31, 2000.. ....       $1.1875                $0.8125

Year 1999
---------
Quarter Ended:
         March 31, 1999..........       $1.50                  $1.00
         June 30, 1999...........       $3.00                  $1.25
         September 30, 1999......       $3.00                  $2.50
         December 31, 1999.. ....       $2.625                 $0.25

The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

On March 29, 2001, as reported by the Company's transfer agent, shares of Common Stock were held by 381 holders of record.

Dividends

The Company did not pay any dividends during 2000. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

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

Results of Operations
(In thousands of dollars, except share data)

The following table sets forth, for the years indicated: (i) the percentage that certain items in the consolidated statements of income and comprehensive income of the Company bear to gross revenues, and (ii) the percentage increase (decrease) in dollar amounts of such items from year to year.

Comparison for Years 2000 and 1999
                                                                Percentage
                                                                 Increase
                                                                (Decrease)
                                                                   Year
                                      Percentage                  Ended
                                   of Gross Revenue              12/31/00
                                      Year Ended                    vs.
                                12/31/00        12/31/99         12/31/99
                                --------        --------         --------
Gross revenue                     100.0%         100.0%           11.6%
Direct project costs and other
   costs of operations             37.9           38.6             9.6%
                                  -----           ----

       Net revenue                 62.1           61.4            12.9%
                                   ----           ----

Expenses:
    Labor and related expenses     14.4           13.6            18.1%
    Selling, general and
       administrative              37.3           38.0             9.6%
                                   ----           ----

       Totals                      51.7           51.6             11.8%
                                   ----           ----
Income from operations             10.4            9.8             18.7%

Other income                        1.5            0.7            142.1%
                                    ---          -----

Income before provision for
   income taxes                    11.9           10.5             26.9%
                                  =====         ======


Gross revenues for the year ended December 31, 2000 were $15,177 versus $13,594 for the year ended December 31, 1999, an increase of 11.6%. Lab revenues increased $1,208 (net of inter-segment billing) and Consulting revenues increased by $375. The significant increase in the revenue of the Lab segment was a continued result of effective direct sales efforts. The Lab has been particularly successful in winning analytical testing bids from large consulting firms. In addition, they have obtained a larger share of the work granted from existing clients. Significant investment made in equipment has also resulted in increased testing capacity and greater utilization of equipment used in performing Lab services. Revenue has also increased due to the broadening of the customer base into the pharmaceutical industry. The increase in the revenue of the Consulting segment was primarily a result of the revenue generated by the Colorado location which was opened in January 2000. Net revenue (that generated directly by the utilization of the professional staff) increased by approximately $209 while the pass-through billing of subcontractor costs associated with client projects accounted for the remainder of the increase in the Consulting segment.

Income from operations was $1,580 in 2000 as opposed to $1,331 for 1999. This represents an increase of 18.7%. Operating margins rose to 10.4% for the current period from 9.8% for 1999. The increase in operating income and margin was primarily due to the higher profitability of the Lab segment. In this operation, marginal costs decrease as the volume of testing increases. It costs approximately the same to perform one analysis as it does to perform several of the same type. Therefore, as analysis volume and equipment utilization increase, costs remain relatively constant and more income is generated. Accordingly, a large percentage of the revenue increase noted above was retained as income. In the Consulting segment, operating margins and income decreased as the revenue gain was offset by higher labor and related expenses and selling, general and administrative costs as explained below.

Labor and related expenses increased by 18.1% as compared to the prior year. This increase was a result of higher costs associated with increased compensation rates in order to retain and attract qualified personnel, higher employee benefit costs and additional personnel associated with the Colorado office of the Consulting segment.

Selling, general and administrative expenses increased 9.6% compared to the prior year primarily due to the increase in the following: i) salaries for administrative personnel, ii) advertising costs and iii) expenses related to the Colorado office of the Consulting segment.

Other income (expense), which is composed of administrative fee income, investment income and interest expense, was 142.1% greater than in 1999.
Investment income increased substantially due to higher cash balances on hand and invested than in the prior year. Administrative fee income remained relatively constant and interest expense decreased to a minimal amount in 2000. The interest expense reduction was due to the repayment, in full, of an equipment loan held by the Lab segment.

Income before taxes for the period was $1,809 compared with $1,426 in 1999, an increase of 26.9%. The increase in income before taxes in 2000 resulted from the issues discussed above. Tax provisions were recorded at an effective rate of 39% for 2000 and 40% for 1999. Basic net income per share was $.21 in 2000 versus $.16 in 1999. The Company had 5,263,348 shares outstanding at both December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, diluted earnings per share have not been presented because there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. Such potentially dilutive securities, however, could dilute basic earnings per share in the future.

Liquidity and Capital Resources

Net cash provided by operations for 2000 was $2,200 as compared to $2,852 for the prior year. The primary components of cash provided by operations in the current year were higher net income and continued improvement in the turnover of outstanding accounts receivable. This was partially offset by the reduction in accounts payable made possible by the increased cash collections. Although significant cash was provided by operations this year, it decreased by $652 versus the prior year. In 1999, the large amount of cash provided by operations was primarily a result of the implementation of a new project accounting software system in the Consulting segment. This enabled more timely billing of the Company's services and resulted in improved monitoring of accounts receivable and quicker conversion to cash. Additional factors concerning the cash provided by operations in both years were the implementation of more stringent cash management policies and collection of accounts receivable from affiliated companies.

The Company made net capital expenditures on property, equipment and furnishings of $1,401 in 2000 compared to net capital expenditures of $483 the prior year. The most significant expenditure was the purchase of the Lab segment's operating facility for approximately $1,850. This purchase was financed with a $1,200 mortgage loan and approximately $650 of Company working capital. Additionally, expenditures were made to maintain and enhance the technology within the operating segments. The Company anticipates that its capital expenditures, excluding acquisitions, for the upcoming year will be approximately $600, primarily to enhance the technology in the Lab segment. The Company utilized cash of $284 in 2000 to re-pay, in full, a loan secured by equipment used by the Lab segment and to reduce the mortgage mentioned above. In 1999, $506 of cash was used for similar reduction of then outstanding bank debt. Additionally, the Company redeemed approximately $497 of United States Government securities in 2000 while 1999 activity included a purchase of $181 of marketable securities and approximately $497 of United States Government securities. Excess operating cash will continue to be invested in highly liquid instruments in order to maximize returns while maintaining acceptable risk tolerances.

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

At December 31, 2000, the Company had cash and cash equivalents on hand of $2,195 and working capital of $4,130. The Company has a $1,000 revolving line-of-credit facility available to its operating segments. In addition, the Company has a $750 line that can be utilized for purchase or re-finance of equipment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. Outstanding borrowings bear interest at the prime rate less .5% (an effective rate of 9% at December 31, 2000). These credit lines replace a previous $750 revolving credit line agreement that expired on April 30, 2000. In conjunction with that expiration, the Company paid off, in full, its long-term debt in the amount of $248, the outstanding balance on April 30, 2000. This transaction left the Company with no remaining bank debt, exclusive of the $1,200 mortgage discussed above. At December 31, 2000, there were no other borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. The Company is in compliance with all financial covenants associated with the credit line agreements and the mortgage. Outstanding borrowings are collateralized by substantially all of the Company's assets.

The Company believes that its available cash, as well as cash generated from operations and its available credit line, will be sufficient to meet the Company's cash requirements for at least the next twelve months. The Company intends to continue to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. Additionally, the Board of Directors has determined that acquisitions in aligned businesses may provide more potential users of the Lab segment and monetary savings due to consolidation of administrative functions. The Company intends to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses.

Other than as discussed in ITEM 1. DESCRIPTION OF BUSINESS, there are no present agreements, understandings or other arrangements with respect to any acquisition or investment. However, future agreements concerning acquisitions may require the Company to obtain additional financing.

Seasonal Trends

The Company does not believe that its business is subject to seasonal trends.

Inflation

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that billing rates and prices for its services reflect increases in costs due to inflation.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K and the Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Board of Directors is presently comprised of five members, three of which are also officers of EWMA. Directors of the Company are elected to serve for a one-year term or until their respective successors have been elected and qualified.

The following section sets forth certain information regarding the Company's Board of Directors and Executive Officers, as well as certain Executive Officers of the Subsidiaries of the Company. Except as described in ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, there are no arrangements or understandings between any director listed below and any other person pursuant to which such director was selected.

The business experience of each director and executive officer is set forth below.

Richard S. Greenberg, Ph.D., (Age 42) is Chairman and Chief Executive Officer and a Director of Menlo. He has served as a Director since March 10, 1999. Dr. Greenberg founded EWMA INC and IAL INC in 1987 and in April 1997 organized EWMA LLC and IAL LLC. He has served as Chairman and CEO of EWMA LLC and EWMA INC since their respective organization. Dr. Greenberg has had considerable experience in the environmental and chemical industries, including as a research chemist with E.I. DuPont De Nemours and Company, from 1983 to 1986. Dr. Greenberg holds a Ph.D. in Chemistry from the University of California, San Diego, as well as a B.S. degree in chemistry from Duke University. He is a member of a number of professional associations including the Water Environment Federation, the American Chemical Society (Environmental Division), the American Chemical Society (Organic Division), the Commerce and Industry Association of New Jersey, the National Ground Water Association and the National Association of Corrosion Engineering. He has written and spoken extensively on environmental matters and holds a number of patents. Dr. Greenberg is the son of Elaine and George Greenberg.

Lawrence B. Seidman (Age 53) is the President, General Counsel and a Director of Menlo. He has been an executive officer of EWMA since January 1999. Previously, Mr. Seidman has acted as a consultant to EWMA INC and EWMA LLC and IAL INC and IAL LLC on financial and legal matters since 1991. He has served as a Director since March 10, 1999. Since 1994, he has been the Manager and President of the Corporate General Partner for several Limited Liability Companies and Limited Partnerships that buy and sell publicly traded bank and thrift stocks. He is on the Board of Directors of First Federal Savings and Loan of East Hartford and Ambanc Holding Company, Inc. Mr. Seidman holds a J.D. degree from American University and a B.S. degree in Marketing Management from St. Peter's College. He also has taken post-graduate courses in taxation at Georgetown University.

George Greenberg (Age 73) is the Secretary and a Director of Menlo. He has served as a Director since March 10, 1999. He has been an officer of EWMA since its formation in 1987, serving from 1987 to 1996 as manager of the transportation and disposal department and, from 1997 to the present, heading up its day-to-day internal Quality Control/Quality Assurance operations. In addition, he is responsible for procurement of equipment, materials and supplies. Mr. Greenberg is the father of Dr. Richard S.Greenberg.

Daniel Lehrhoff (Age 49) is a Director and Chairman of the Audit Committee of Menlo. He has served as a Director since November 9, 2000. Mr. Lehrhoff is the President of I. Lehrhoff & Company, an appliance distribution business that has been in existence since 1918. Additionally, he is the President of Sterling Import-Export, Inc., an importer and distributor of Table Top related products, and Chief Executive Officer of Integrated Premium Concepts, Inc., a company that designs, implements and fulfills programs for employee and customer incentives.

Dennis Pollack (Age 50) is a Director and Member of the Audit Committee of Menlo. He has served as a Director since November 9, 2000. Mr. Pollack has been the Managing Director of Pegasus Funding Group (Newton Square, PA.) since December of 1996. He is also currently acting as a consultant to the Valley National Bank of Wayne, New Jersey and the Connecticut Bank of Commerce. Over the years, Mr. Pollack has served in various positions from President and Chief Executive Officer to member of the board of directors of several corporations, banks and community organizations.

Frank Russomanno (Age 42) is the Chief Financial Officer of Menlo as well as an executive officer of EWMA and IAL. Mr. Russomanno has over 20 years experience in the accounting and financial fields, having previously held varying positions with Arthur Andersen, Warner-Lambert and Olivetti. He holds a B.S. degree in accounting and a M.B.A. in finance from Seton Hall University. Mr. Russomanno has been associated with the Company since 1999.

Michael H. Leftin, Ph.D., (Age 44) is an executive officer of IAL. He has served as Laboratory Director of IAL since 1988. Dr. Leftin has over 20 years experience in the chemical research and analytical fields, having previously held a senior research position with Rohm and Haas. Dr. Leftin holds a Ph.D. in Synthetic Organic Chemistry from the University of California, San Diego and has performed post-doctoral research at the Biophysica Foundation. He also holds a B.S. degree in Chemistry from the University of Colorado at Boulder.

Kevin D. Orabone (Age 41) is an executive officer of EWMA. He has served as Vice-President of EWMA since 1998. He has been employed by EWMA since 1989. In his current capacity, Mr. Orabone is responsible for the management of EWMA's entire technical staff. Previously, he served in various positions of increasing responsibility for the company. Mr. Orabone is a Licensed Professional Geologist in the state of Indiana, a Professional Geologist in the commonwealth of Pennsylvania and a Certified Professional Geologist with the American Institute of Professional Geologists. He holds a M.S. degree in Geology from Rutgers University and a B.S. degree in Geology from the University of Miami in Coral Gables. Mr. Orabone has completed advance training in ground water modeling and hydrogeology and is an active member of the National Ground Water Association and the Geological Association of New Jersey.

Director Compensation

Outside Directors of the Company (Mr. Lehrhoff and Mr. Pollack) receive director's fees in the amount of $1,250 per Board meeting. The other directors do not receive any compensation for serving in that capacity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and greater than 10 percent beneficial owners file with the Securities and Exchange Commission certain reports regarding such person's ownership of the Company's securities. Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the information furnished to the Company, the Company believes that during the years 2000 and 1999, all filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were satisfied on a timely basis, except that reports were not filed for two executive officers (Mr. Russomanno and Mr. Orabone) upon the issuance of stock option grants in 1999 and for three executive officers (Mr. Russomanno, Mr. Orabone and Mr. Leftin) upon the issuance of stock option grants in 2000. These late filings were inadvertent and the required filings were made promptly after noting the failure to file.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

All of the officers listed below were compensated by the Acquired Entities of the Company for the years indicated. Effective January 1, 2001, Dr. R. Greenberg, Mr. Seidman, Mr. Russomanno and Mr. G. Greenberg are being compensated directly by Menlo.

The following table sets forth information concerning compensation paid by the Acquired Entities of the Company to the Named Officers. Information for years prior to 1999 relates to compensation paid by the Acquired Entities before their acquisition by the Company.

-------------------------------------------------------------------------------
                                             Other
Name &                                      Annual                   All Other
Principal               Salary     Bonus     Comp.      Options     Compensation
Position        Year      $          $       $ (1)       # (3)           $
-------------------------------------------------------------------------------
Richard S. Greenberg, Ph.D. (a)
                2000   261,250         0
                1999   260,000         0
                1998   282,001     5,000

Lawrence B. Seidman (b)
                2000   156,750
                1999   145,788         0                               2,500 (4)
                1998        0          0                             143,778 (4)

Frank Russomanno (c)
                2000   101,539    23,000                 8,000
                1999   100,077(5)      0                 5,000
                1998        0          0

George Greenberg (d)
                2000    50,040         0    9,053(2)
                1999    50,040         0   11,546(2)
                1998    50,040    40,000   11,766(2)

Michael H. Leftin, Ph.D. (e)
                2000   130,000    35,213                 8,000
                1999   121,817         0
                1998   106,360         0

Kevin  D. Orabone (f)
                2000   108,416         0                 8,000
                1999   101,846         0                 5,000
                1998    92,579     7,500


(a) Chairman and CEO of the Company, Chairman and CEO of EWMA INC. and EWMA LLC
(b) President and General Counsel of the Company and EWMA INC. and EWMA LLC
(c) Chief Financial Officer of the Company and Acquired Entities
(d) Secretary of the Company
(e) President and CEO of IAL INC. and IAL LLC
(f) Vice President of EWMA, INC. and EWMA LLC

(1) Pursuant to SEC rules, the table above excludes perquisites and other personal benefits which do not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) The primary component of Mr. George Greenberg's "Other Annual Comp." is automobile use in the amount of $6,868, $9,362 and $9,582 for 2000, 1999 and 1998, respectively.
(3) For additional information regarding this award, see the table below captioned "Option Grants in Last Fiscal Year."
(4) Mr. Seidman became an employee of EWMA INC. as of January 11, 1999. Prior to that date he was retained as a consultant. The amounts shown in this column are fees paid for those consulting services.
(5)  Mr. Russomanno became an employee of EWMA INC. as of January 4, 1999.

The following table provides information regarding stock options granted during 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of    % of Total
                          Securities     Options       Exercise
                          Underlying    Granted to     Or Base
                            Option      Employees       Price        Expiration
Name                        Grant     During the Year   ($/Sh)          Date
--------------------------------------------------------------------------------
Richard S. Greenberg, Ph.D.    0            --            --               --
Lawrence B. Seidman            0            --            --               --
Frank  Russomanno           8,000         9.11           1.00           11/30/10
George Greenberg               0            --            --               --
Michael H. Leftin, Ph.D.    8,000         9.11           1.00           11/30/10
Kevin D. Orabone            8,000         9.11           1.00           11/30/10
--------------------------------------------------------------------------------
All executive officers     24,000        27.33           1.00           11/30/10
as a group

(1) The vesting schedule of the option is 20% annually beginning one year from the grant date of December 1, 2000.

Prior to March 10, 1999, no options were issued or outstanding.

Employment Agreements

On June 1, 1998, the Company entered into a five-year employment agreement with Messrs. Seidman and Greenberg. The agreement provides for an annual base salary in an amount not less than $150,000 and $260,000, respectively. The agreements became effective on March 10, 1999. The term of the agreement is automatically extended for successive one (1) year periods, unless the Company provides at least sixty (60) days notice in advance of year-end that the term is not to be extended. The agreement provides for termination upon Messrs. Seidman's and Greenberg's death, for cause or in the case of certain other events specified in the agreement.

If Messrs. Seidman's and Greenberg's employment is "involuntarily terminated" by the Company other than in connection with or within 60 months after a change in control of the Company they will be entitled to receive (i) payment of their base salary during the remaining term of the agreement in the same manner and at the same times received while employed and (ii) for the remaining term of the agreement, substantially the same health insurance benefits received as of the date of termination. The term "involuntary termination" means termination by the Company other than for cause or due to the retirement, death or disability of either Messrs. Seidman or Greenberg, and includes a material reduction of their current duties, benefits and responsibilities.

If Messrs. Seidman's and Greenberg's employment is involuntarily terminated in connection with or within 60 months after a change in control of the Company they will be entitled to receive (i) a lump sum cash payment equal to 299% of their "base amount" of compensation and (ii) for the remaining term of the agreement substantially the same health insurance benefits as they received as of the date of termination. The lump sum payment is subject to reduction to ensure that all amounts payable by the Company to either person in connection with a change in control are deductible by the Company for federal income tax purposes.

Based on their salary at December 31, 2000, if Messrs. Seidman and Greenberg had been terminated as of that date in connection with a change in control and under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump sum cash payment of approximately $468,683 and $781,138, respectively.

Other Agreements

Mr. Seidman, pursuant to a written agreement with Richard S.Greenberg, Ph.D., dated June 11, 1998, received, on or about March 10, 1999, 249,500 shares of the Company's stock subject to forfeiture if Mr. Seidman terminates his employment with the Company on or before March 10, 2004. On each subsequent annual anniversary date, 20% of these 249,500 shares are released from the terms and conditions of the written agreement in which they are subject to forfeiture. As of December 31, 2000, 49,900 shares are no longer subject to forfeiture.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Voting Securities and Certain Holders Thereof

The following table sets forth, as of March 29, 2001, information regarding beneficial ownership of shares of the Company's common stock by: (i) those persons or entities known by management to beneficially own more than five percent of the common stock; (ii) all directors; and (iii) all directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and based upon 5,263,348 shares outstanding as of March 29, 2001.

                                            Shares                   Percent
                                         Beneficially                  of
Beneficial Owner                           Owned                      Class
-------------------------------------------------------------------------------
Rosebud Holding, LLC (1)                    4,191,000                 79.63
100 Misty Lane
Parsippany, New Jersey 07054

Lawrence B. Seidman (2)                       499,000                  9.48
100 Misty Lane
Parsippany, New Jersey 07054
Director,President and General Counsel
of the Company and EWMA INC.
and EWMA LLC

In-Situ Oxidative Technologies, Inc.(3)       300,000                  5.70
51 Everett Drive
Suite A-10
West Windsor, New Jersey 08550

George Greenberg, Director and                 30,500                    *
Secretary of the Company

Richard S. Greenberg, Ph.D.,                4,346,000                 82.57
Chairman and Chief Executive Officer of
the Company, Chairman and
Chief Executive Officer of EWMA
INC. and EWMA LLC (1) (3)

Daniel Lehrhoff, Director                       1,000                    *

Dennis Pollack, Director                        1,000                    *

All Directors and officers as a group       4,909,997 (4)             93.25(4)
(Eight individuals)

* Less than one percent.

(1) Rosebud Holding, LLC is owned 99% by the Greenberg Family Trust of which Elaine Greenberg is the sole trustee and 1% by George Greenberg. Richard
      S. Greenberg, Ph.D., the son of Elaine and George Greenberg, is the primary beneficiary of the Greenberg Family Trust.

(2) Lawrence B. Seidman owns 83,166 shares directly. His two adult daughters, each own 83,167 shares. Mr. Seidman disclaims any beneficial interest in these shares. In addition, Mr. Seidman, pursuant to a written agreement with Richard S. Greenberg, Ph.D., dated June 11, 1998, received, on or about March 10, 1999, 249,500 shares of the Company's stock subject to forfeiture if Mr. Seidman terminates his employment with the Company on or before March 10, 2004. On each subsequent annual anniversary date, 20% of these 249,500 shares are released from the terms and conditions of the written agreement in which they are subject to forfeiture. As of December 31, 2000, 49,900 shares are no longer subject to forfeiture.

(3) In-Situ Oxidative Technologies, Inc. is 50% owned by Richard S. Greenberg, Ph.D. As such, 50% of the 300,000 shares are included in Dr. Greenberg's' total of shares beneficially owned. Also see ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for further discussions concerning In-Situ Oxidative Technologies.

(4) The total of shares beneficially owned by all Directors and officers as a group includes 2,000 shares owned under vested portions of stock option grants held by two executive officers. The percentage calculation shown assumes that these additional 2,000 shares were added to and included in the total of shares outstanding as of March 29, 2001.

Changes in Control

The Company knows of no contractual arrangements which may, at a subsequent date, result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

In-Situ Oxidative Technologies

In-Situ Oxidative Technologies ("ISOTEC") is owned 50% by Dr. Richard S. Greenberg, Ph.D., Menlo's Chairman and Chief Executive Officer, and 50% by an unrelated third party. ISOTEC is in the business of remediating contaminated properties using a proprietary in-situ treatment program. The services performed by ISOTEC are similar in nature to those provided by the operating segments of Menlo. During 2000 and 1999, EWMA and IAL generated revenue directly from transactions with ISOTEC of approximately $251,000 and $183,000, respectively. Additionally, the similar nature of ISOTEC's services has enabled EWMA to obtain contracts and generate revenues with unrelated customers in the past and may potentially enable it to continue to do so in the future.

On December 6, 1999, Menlo agreed to make advances to provide ISOTEC with up to $250,000 in operating capital. An unrelated party also agreed to make advances to ISOTEC in amounts equal to any advances made by Menlo. Advances to ISOTEC bear interest at 6% and are payable on demand. As of the date of this agreement, Menlo had a receivable of approximately $195,000 for services it had previously provided to ISOTEC which ISOTEC agreed to repay in full. In addition, Menlo was granted the opportunity to purchase up to 50% of the equity interest in ISOTEC pursuant to the terms set forth below. Selling, general and administrative expenses in 1999 include a charge of $80,000 for the write-off of Menlo's advances to ISOTEC based on its then deteriorating financial condition. Selling, general and administrative expenses in 2000 include a credit of $80,000 as a result of improvements in ISOTEC's financial condition and the full repayment of the advances. There were no outstanding advances as of December 31, 2000. The agreement expires on June 30, 2001.

Under  the  agreement,  Menlo  is  granted  an  option  to  purchase  20% of Dr.
Greenberg's ownership interest in ISOTEC (which is equivalent to a 10% equity interest in ISOTEC) for each $50,000 or portion thereof it advances to ISOTEC. The options are exercisable through June 30, 2001 at a price of $1,000 per option. Since Menlo had advanced a total of $80,000 to ISOTEC during 1999, it holds, as of December 31, 2000, two options to purchase a total of 40% of Dr. Greenberg's interest in ISOTEC (which is equivalent to a 20% equity interest in ISOTEC) for $2,000.

Parsippany Headquarters Building

EWMA's principal executive offices are located in Parsippany, New Jersey. The Parsippany facility consists of approximately 18,000 square feet of office space leased from Greenberg Property LLC, a company controlled by Richard S. Greenberg, Ph.D. The lease, which is at $14 per square foot, expires in June 2007 and is subject to two five-year renewal options. In management's opinion, the rent being paid at the Parsippany facility is below market rental rates.

Employment and Other Agreements

Please see ITEM 10. EXECUTIVE COMPENSATION for detailed information concerning employment and other agreements of a related transaction nature.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (1) The financial statements of the Company and the report thereon listed on the Index to Financial Statements on page F-1 hereof are being filed as part of this Annual Report on Form 10-KSB.

         (2) The following exhibits are being filed as part of this Annual Report on Form 10-KSB:

          2.1 Agreement with In-situ Oxidative Technologies, Inc., Richard S.Greenberg, Michael Mandelbaum, Rosebud, LLC and the Company. (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          2.2 Second Amended Plan of Reorganization filed as of August 12, 1998 with the United States Bankruptcy Court,(incorporated by reference to Item 3 of the Company's Current Report on Form 8-K filed October 29, 1998.)

          3.1 Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company)dated October 21, 1992. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.2 Amended and Restated Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company) dated
                    April 27, 1993.(incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Focal Surgery, Inc.(former name of the Company) dated September 24, 1993.(incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.4 Certificate of Amendment of Certificate of Incorporation of Focal Surgery, Inc. (former name of the Company) dated
                    June 17, 1994.(incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.5 Certificate of Amendment of Certificate of Incorporation of Focus Surgery, Inc. (former name of the Company) dated February 4,1997.(incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.6 Second Amended and Restated Certificate of Incorporation of Menlo Acquisition Corporation dated March 10,1999. (incorporated by reference to Exhibit 3.6 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          3.7       By-Laws of the Company.
                    (incorporated by reference to Exhibit 3.7 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          4.1       Form of Certificate for Common Stock.
                    (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          4.2       1999 Stock Option Plan of the Registrant.
                    (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          4.3 Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option Plan. (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB filed
                    March 28, 2000.)

          4.4 Form of Incentive Stock Option Agreement under the 1999 Stock Option Plan. (incorporated by reference to Exhibit 4.4 of the Company'sAnnual Report on Form 10-KSB filed March 28, 2000.)

          10.1 Lease dated as of June 23, 1997 between Greenberg Property, LLC and the Company.(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          10.2 Contract for property purchase dated as of February 2, 2000 between Integrated Analytical Laboratories, LLC and
                    East Morris Realty Associates, LLC, and Letter of Extension Dated March 15, 2000.(incorporated by reference to Exhibit
                    10.2 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          10.2.1* Mortgage Note dated as of June 8, 2000 between Integrated Analytical Realty, LLC and Norcrown Bank.

          10.2.2* Mortgage and Security Agreement dated as of June 8, 2000 between Integrated Analytical Realty, LLC and Norcrown Bank.

          10.3 Letter Agreement dated August 26, 1997 between PNC Bank, National Association and Integrated Analytical Laboratories, LLC. (incorporated by reference to Exhibit
                    10.3 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          10.4 Letter Agreement dated August 26, 1997 between PNC Bank, National Association and Environmental Waste Management Associates, LLC. (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          10.5 Letter Agreement dated February 22, 2000 between PNC Bank, National Association and Environmental Waste Management Associates, LLC.(incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed March 28, 2000.)

          10.6* Secured Credit Agreement (including Master Advance Notes for the $1,000,000 Credit Line (Facility A) and the $750,000 Equipment Line (Facility B)) dated August 14, 2000 between Summit Bank and Environmental Waste Management Associates, LLC; Integrated Analytical Laboratories, LLC; Environmental Waste Management Associates, Inc.and Integrated Analytical Laboratories, Inc.

          10.7* Security Agreement dated August 14, 2000 between Summit Bank and Environmental Waste Management Associates, LLC; Integrated Analytical Laboratories, LLC; Environmental Waste Management Associates,Inc. and Integrated Analytical Laboratories, Inc.

          10.8* Guaranty Agreement (including Resolution of Board of Directors) dated August 14, 2000 between Summit Bank and Menlo Acquisition Corporation.


          10.9 Employment Agreement dated as of June 1998 between the Company and Lawrence B. Seidman (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 10, 1999).

          10.10 Employment Agreement dated as of June 1998 between the Company and Richard S. Greenberg (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 10, 1999).

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

                                 Date:  March 29, 2001


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                   Title                         Date
           ----                   -----                         ----

                             Chairman of the Board,        March 29, 2001
                             Chief Executive Officer
                             and Director (principal
 /s/ Richard S. Greenberg    executive officer)
 ------------------------
 Richard S. Greenberg

                             President, General Counsel    March 29, 2001
/s/ Lawrence B. Seidman      and Director
-------------------------
 Lawrence B. Seidman

                             Chief Financial Officer       March 29, 2001
/s/Frank Russomanno          (principal financial and
-------------------------    accounting officer)
 Frank Russomanno

/s/ George Greenberg         Secretary and Director        March 29, 2001
-------------------------
George Greenberg


/s/ Daniel Lehrhoff          Director and Chairman of the  March 29, 2001
-------------------------    Audit Committee
Daniel Lehrhoff


/s/ Dennis Pollack           Director and Member of the   March 29, 2001
-------------------------    Audit Committee
Dennis Pollack