Form 10QSB
period 2001-03-31
MENLO ACQUISITION CORP
filed 2001-05-09
CIK 909727

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB




                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 9, 2001 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.

                                      INDEX

                          MENLO ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2001 (Unaudited) and December 31, 2000.........F-3

                  Condensed Consolidated Statements
                  of Income and Comprehensive Income -
                  Three Months Ended March 31, 2001
                  and 2000 (Unaudited).....................................F-4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001
                  and 2000(Unaudited)......................................F-5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)........................................F-6 - F-9

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

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                       March           December
                                                      31, 2001          31, 2000
                                                      --------        ----------
                                                    (Unaudited)
                                                      (In thousands of dollars)
                        ASSETS
                        ------
Current assets:
     Cash and cash equivalents                       $ 2,441            $  2,195
     Investments in marketable securities                275                 247
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of  $537 and $618                           3,765               3,219
        Unbilled receivables                              13                  58
        Affiliates                                         1                  -
     Deferred tax assets                                  14                  26
     Prepaid expenses and other current assets            94                 116
                                                     -------           ---------
               Total current assets                    6,603               5,861

Property, equipment and furnishings, net of
     accumulated depreciation of $1,540 and $1,427     3,241               3,217
Other assets, net of accumulated amortization of
     $10 and $9                                           77                  80
                                                     -------           ---------

               Totals                                 $9,921              $9,158
                                                      ======              ======

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
     Current portion of long-term debt                $   25              $   24
     Accounts payable                                    791                 741
     Accounts payable - affiliates                        44                  -
     Customer deposits                                   490                 440
     Accrued expenses and other liabilities              589                 525
     Income taxes payable                                217                  -
                                                       -----               -----
               Total current liabilities               2,156               1,730
Long-term debt, net of current portion                 1,160               1,167
                                                       -----               -----

               Total liabilities                       3,316               2,897
                                                       -----               -----

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares
        authorized; none issued.                          -                   -
     Common stock, $.0001 par value; 40,000,000 shares
        authorized; 5,263,348 issued and outstanding       1                   1
     Additional paid-in capital                        4,313               4,313
     Retained earnings                                 2,235               1,908
     Accumulated other comprehensive income -
        unrealized holding gain on marketable
          securities, net                                 56                  39
                                                       -----               -----
               Total stockholders' equity              6,605               6,261
                                                     -------             -------

               Totals                                 $9,921              $9,158
                                                      ======              ======

See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------
                                                      2001               2000
                                                     ------             ------

                                                      (In thousands of dollars,
                                                         except share data)

Gross revenue                                        $4,183             $3,567
Direct project costs and other costs of operations    1,734              1,197
                                                    -------            -------

Net revenue                                           2,449              2,370
                                                    -------            -------

Expenses:
     Labor and related expenses                         565                577
     Selling, general and administrative              1,348              1,340
                                                      -----              -----
        Totals                                        1,913              1,917
                                                      -----             ------

Income from operations                                  536                453

Other income (net of mortgage interest expense
     of $26 in 2001)                                     66                 54
                                                    -------             ------

Income before provision for income taxes                602                507

Provision for income taxes (See Note 5)                 275                203
                                                    -------             ------

Net income                                             $327               $304
                                                      =====               ====


Basic earnings per share (See Note 2)                 $ .06               $.06
                                                      =====              =====

Basic weighted average common shares outstanding  5,263,348          5,263,348
                                                  =========          =========


                              Comprehensive Income
                              --------------------
Net income                                             $327               $304
Other comprehensive income -
      unrealized holding gain on marketable
        securities, net of income taxes                  17                  -
                                                      -----              -----

Comprehensive income                                   $344               $304
                                                      =====               ====




See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)



                                                          2001             2000
                                                          ----             ----
                                                       (In thousands of dollars)
Operating activities:
     Net income                                            $327            $304
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                        113              98
        Amortization                                          1               5
        Deferred income taxes                                -               (1)
        Changes in operating assets and liabilities:
           Accounts receivable - trade                     (546)            599
           Unbilled receivables                              45              15
           Accounts receivable - affiliates                  (1)             -
           Prepaid expenses and other current assets         22              48
           Other assets                                       3              -
           Accounts payable                                  50              90
           Accounts payable - affiliates                     44              -
           Customer deposits                                 50               5
           Accrued expenses and other liabilities            64               6
           Income taxes payable                             217             255
                                                            ---            ----
               Net cash provided by operating activities    389           1,424
                                                          -----           -----

Investing activities:
     Purchase of property, equipment and furnishings       (137)           (396)
     Purchase of marketable securities, net                  -             (494)
                                                          ------           -----
               Net cash used in investing activities       (137)           (890)
                                                          ------           -----

Financing activities - repayment of long-term debt
  and note payable - bank                                    (6)            (26)
                                                           -----           -----

Net increase in cash and cash equivalents                   246             508

Cash and cash equivalents, beginning of period            2,195           1,182
                                                         ------           -----

Cash and cash equivalents, end of period                 $2,441          $1,690
                                                         ======          ======

Supplemental disclosure of cash flow data:

     Interest paid                                         $ 26           $   5
                                                           ====           =====

     Income taxes paid                                    $  63            $  0
                                                          =====             ===

See Notes to Condensed Consolidated Financial Statements

                          MENLO ACQUISTION CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared without audit by Menlo Acquisition Corporation ("Menlo") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. As used herein, "Company" refers to Menlo and its operating subsidiaries. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.

The consolidated results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The balance sheet as of December 31, 2000, as presented on Page F-3 of this report, has been derived from those audited financial statements.

The Company has two operating subsidiaries (segments). One provides environmental consulting, remedial and disposal services with offices in Parsippany and West Windsor, New Jersey and in Englewood, Colorado ("Consulting"). The other conducts testing of soil and water for environmental hazards, as well as testing for the pharmaceutical industry, with a location in Randolph, New Jersey ("Lab"). The subsidiaries operate primarily throughout New Jersey, New York, Connecticut, Pennsylvania and Colorado.

NOTE 2: EARNINGS PER SHARE

The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period.

For the three month periods ended March 31, 2001 and 2000, diluted earnings per share have not been presented because there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. Such potentially dilutive securities, however, could dilute basic earnings per share in the future.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Company is currently subject to certain claims and lawsuits arising in the ordinary course of its business. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these claims and lawsuits, and in the aggregate such claims are not expected to have a material effect on the consolidated financial position of the Company. The estimates used in establishing these provisions could differ from actual results. Should these provisions change significantly, the effect on operations for any quarterly or annual reporting period could be material.

The Company has a committed line of credit agreement with Summit Bank in the amount of $1,000,000. In addition, it has a $750,000 line of credit available for either the purchase or refinance of equipment. Outstanding borrowings bear interest at the prime rate less .5%. At March 31, 2001, the Company had no outstanding borrowings under either line of credit. The line of credit agreements contain certain covenants, the most restrictive of which include the maintenance of a maximum debt coverage ratio, as defined. At March 31, 2001, the Company was in compliance with all financial covenants associated with the agreements. Outstanding borrowings are collateralized by substantially all of the Company's assets.

The Company had a committed line of credit agreement with PNC Bank in the amount of $750,000 which expired on April 30, 2000. Outstanding borrowings under that line bore interest at the prime rate plus .75%. At March 31, 2000, the Company had no outstanding borrowings under this line. Outstanding borrowings were collateralized by substantially all of the Company's assets and were guaranteed by the principal stockholder.

At March 31, 2001, long-term debt was comprised of obligations totaling $1,184,795 that represented the remaining balance of a mortgage note with an original principal balance of $1,200,000. The mortgage note was issued by Norcrown Bank in connection with the purchase, from an unaffiliated third party, of the facility used in the Company's laboratory testing operations for total consideration of $1,850,000. The mortgage note is payable in monthly installments of $10,605 (based on a 20-year amortization schedule) including interest at 8.75% until July 1, 2005 at which time the remaining outstanding balance is due. Subject to certain conditions, the mortgage may be extended for an additional five years at an interest rate of 250 basis points above the then Current Index Rate, as defined. Future mortgage principal payments in each of the five years subsequent to March 31, 2001, assuming the mortgage note is not extended, are as follows: $24,555 through March 31, 2002; $26,792 through March 31, 2003; $29,233 through March 31, 2004; $31,896 through March 31, 2005; and
$1,072,319 through July 1, 2005.

NOTE 4: BUSINESS SEGMENTS

The Company is reporting segment revenue and income from operations in the same format reviewed by the Company's management (the "management approach"). The Company has two reportable segments as described previously in Note 1. Additionally, revenue, expenses (primarily corporate related expenditures) and other income (primarily investment income) related directly to Menlo Acquisition Corporation are reported under the heading of "Holding".

Revenue, income from operations and other related segment information for the three months ended March 31, 2001 and 2000 follows:

                                                   2001             2000
                                                   ----             ----
                                                 (In Thousands of Dollars)
    Gross revenue:
         Consulting - Third Party                $2,683           $2,362
         Lab - Third Party                        1,500            1,205
         Lab - Inter-segment                        173              243
         Holding - Inter-segment                    620              533
         Inter-segment                             (793)            (776)
                                                 ------           ------
             Totals                              $4,183           $3,567
                                                 ======           ======

    Direct project costs and other costs of operations:
         Consulting                              $1,167           $  739
         Lab                                        740              701
         Inter-segment                             (173)            (243)
                                                -------           ------
             Totals                              $1,734           $1,197
                                                =======           ======

                    Other operating expenses:
                       Consulting               $1,343             $1,471
                       Lab                         624                574
                       Holding                      38                 29
                       Inter-segment               (92)              (157)
                                               -------            -------
                           Totals               $1,913             $1,917
                                               =======            =======


                    Income from operations:
                       Consulting              $   173            $   152
                       Lab                         309                173
                       Holding                     582                504
                       Inter-segment              (528)              (376)
                                               -------            -------
                           Totals              $   536            $   453
                                               =======            =======

                    Other income (expense):
                       Consulting              $   138            $   209
                       Lab                          -                  (1)
                       Holding                      20                  3
                       Inter-segment               (92)              (157)
                                               -------           --------
                           Totals              $    66            $    54
                                               =======            =======

                    Income before provision for income taxes:
                       Consulting              $   311            $   361
                       Lab                         309                172
                       Holding                     602                507
                       Inter-segment              (620)              (533)
                                               -------             ------
                           Totals              $   602            $   507
                                               =======            =======

                    Provision for income taxes:
                       Consulting              $    -             $    -
                       Lab                          -                  -
                       Holding                     275                203
                                                   ---                ---
                           Totals              $   275            $   203
                                               =======            =======

                    Net income:
                      Consulting               $   311            $   361
                      Lab                          309                172
                      Holding                      327                304
                      Inter-segment               (620)              (533)
                                               -------            -------
                          Totals               $   327            $   304
                                               =======            =======



                    Assets by segment as of  March 31, 2001 and 2000 follow:

                                                  2001               2000
                                                  ----               ----

                                                  (In Thousands of Dollars)

                    Cash, cash equivalents and investments in marketable securities:
                       Consulting               $  553             $1,038
                       Lab                         268              1,135
                       Holding                   1,895                733
                                                 -----               ----
                          Totals                $2,716             $2,906
                                                ======             ======

NOTE 4: BUSINESS SEGMENTS (CONCLUDED)

                      Accounts receivable, net:
                         Consulting              $2,547            $2,533
                         Lab                      1,232               926
                         Inter-segment               -                (18)
                                                 ------            ------
                            Totals               $3,779            $3,441
                                                 ======            ======


                      Property, equipment and furnishings, net:
                         Consulting             $   361            $  414
                         Lab                      2,880               972
                                                 ------            ------
                             Totals              $3,241            $1,386
                                                 ======            ======

                      Other assets:
                        Consulting             $     77            $   63
                        Lab                          19                 6
                        Holding                      89                80
                                                     --               ---
                           Totals              $    185            $  149
                                                 ======            ======

                           Total assets        $  9,921            $7,882
                                                 ======            ======

NOTE 5: INCOME TAXES

The provisions for income taxes for the periods ended March 31, 2001 and 2000 differ from the amounts computed using the Federal statutory rate of 34% as a result of the following:
                                                            2001       2000
                                                            ----       ----

  Expected provision at Federal statutory rate              34.0%      34.0%
  Effect of payments attributable to conversion from
      cash basis income tax reporting                        3.7        -
  Effect of state income taxes, net of Federal income
      tax effect                                             8.0        6.0
                                                            ----       ----

  Effective tax rate                                        45.7%      40.0%
                                                            ====       ====

NOTE 6: PROPERTY, EQUIPMENT AND FURNISHINGS

Property, equipment and furnishings consist of the following (In thousands of dollars):

                                    Range of
                                   Estimated          March        December
                                  Useful Lives       31, 2001      31, 2000
                                  ------------       --------      --------
Land                                     -          $    158       $   158
Building                            40 Years           1,730         1,730
Equipment                          3-7 Years           2,361         2,227
Furniture and fixtures               7 Years             170           167
Vehicles                             5 Years             207           207
Leasehold improvements               7 Years             155           155
                                                       -----         -----
                                                       4,781         4,644
 Less accumulated depreciation                         1,540         1,427
                                                       -----         -----

                              Totals                  $3,241        $3,217
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


First Quarter Comparison for Years 2001 and 2000



                                                                      Percentage
                                                                       Increase
                                                                      (Decrease)
                                                                         Three
                                                                         Months
                                              Percentage                 Ended
                                           of Gross Revenue             3/31/01
                                           Three Months Ended              vs.
                                           ------------------              --
                                         3/31/01         3/31/00        3/31/00
                                         -------         -------        -------
Gross revenue                             100.0%          100.0%          17.3%
Direct project costs and other costs
    of operations                          41.5            33.6           44.9%
                                         ------          ------
       Net revenue                         58.5            66.4            3.3%
                                         ------          ------
Expenses:
    Labor and related expenses             13.5            16.2           (2.1)%
    Selling, general and administrative    32.2            37.6            0.6%
                                           ----            ----
          Totals                           45.7            53.8           (0.2)%
                                         ------           ------

Income from operations                     12.8            12.6           18.3%

Other income                                1.6             1.5           22.2%
                                         ------           -----

Income before provision for income taxes   14.4            14.1           18.7%
                                           ====            ====

Gross revenues for the three months ended March 31, 2001 were $4,183 versus $3,567 for the first three months of 2000, an increase of 17.3%. The increase occurred in both operating segments. Lab revenues from third parties increased $295 (while inter-segment billing by the Lab decreased by $70). Consulting revenues increased by $321. The significant increase in the revenue of the Lab segment was due to effective direct sales efforts in obtaining analytical testing jobs from large consulting firms and an increased share of work granted by existing clients. Additionally, strong demand for analytical services from the environmental sector and increased sales from the broadening of the customer base into the pharmaceutical industry has contributed to the higher revenues. Consulting revenue is composed of both hours billed by the professional staff and pass-through billing of sub-contractor costs associated with client projects. This pass-through component of revenue increased by $428 in comparison to the prior year first quarter. The increase occurred as there were several large client projects that required the significant use of sub-contractor services (primarily in the transportation and disposal areas). This increase was partially offset by a slight decrease in professional staff hours billed of $107 due to temporarily lower professional staff levels in the first quarter of 2001.

Income from operations was $536 in the first three months of 2001 as opposed to $453 for the same period in 2000. This represents an increase of 18.3%. Operating margins rose to 12.8% for the current period from 12.6% for the first three months of 2000. The increase in operating income and margin was primarily due to a significant increase in the Lab segment profitability. The expenses of the Lab operation related to performing analyses remain relatively constant, therefore as testing volume increases, a larger percentage of revenue is retained as income. The Consulting segment realized a small increase in operating income due to higher revenue and reduced operating expenses, as further explained below.

Overall, labor and related expenses decreased 2.1% compared to the corresponding period in the prior year. This was due to the temporarily lower staff levels in the Consulting segment and was partially offset by increases in compensation rates in both the Lab and Consulting segments.

Selling, general and administrative expenses were not significantly different from those in the first quarter of 2000. The overall increase was 0.6%.
Effective January 1, 2001, certain management of the Company is being compensated directly by Menlo, whereas they were compensated by the subsidiaries in the prior year. This compensation and other associated management costs are being offset though administrative fee charges to the operating subsidiaries and are included in the applicable subsidiary's selling, general and administrative expense category.

Other income increased 22.2% in the first three months of 2001 as compared to the first three months of 2000. Investment income increased due to higher invested cash balances than in the prior period. Also, a decrease in non-mortgage related interest expense due to the subsequent repayment of an equipment loan that was outstanding throughout the first three months of 2000 accounted for a portion of the gain versus the prior period.

Income before taxes for the period was $602 compared with $507 in the first three months of 2000, an increase of 18.7%. This increase was a result of the factors discussed above. Tax provisions were recorded at an effective rate of 45.7% for the first quarter of 2001 and the basic net income per share was $.06. See Note 5 in the Notes to Condensed Consolidated Financial Statements for the reconciliation of the effective tax rate to the statutory rate. In the corresponding period of 2000, the tax provision was calculated using an effective rate of 40% and the basic net income per share was also $.06. The Company had 5,263,348 shares outstanding at both March 31, 2001 and 2000 and diluted earnings per share would also be $.06 for both periods then ended as described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2001 was $389 as compared to $1,424 for the first three months of the prior year. The cash provided in the current period is primarily a result of the following: 1) net income 2) an increase in the amount of accounts payable and accrued expenses at quarter-end due to the use of sub-contractor services performed as discussed previously and 3) the accrual of income taxes due subsequent to March 31, 2001: all partially offset by an increase in outstanding accounts receivable. Outstanding accounts receivable is higher due to the increased revenues in the first quarter that have not yet been collected. Cash provided by operations in the prior period was due primarily to faster collection of accounts receivable as the effects of a newly implemented billing system were being realized. An additional factor was the accrual of income taxes due subsequent to March 31, 2000.

The Company made net capital expenditures for fixed assets of $137 in the first three months of 2001 compared to net capital expenditures of $396 in the first three months of the prior year. The expenditures were primarily made to maintain and enhance the technology within the Lab segment. The Company anticipates that the total capital expenditures, excluding possible acquisitions, for the current year will be approximately $500. The Company did not purchase any marketable securities in the first three months of 2001 whereas net purchases of $494 were made in the first three months of 2000. Excess operating cash will continue to be invested in highly liquid instruments in order to maximize returns while maintaining acceptable risk tolerances.

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

At March 31, 2001, the Company had cash and cash equivalents on hand of $2,441 and working capital of $4,447. The Company has a $1,000 revolving line-of-credit facility available to its operating segments. Additionally, the Company has a $750 line that can be utilized for purchase or re-finance of equipment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. Outstanding borrowings bear interest at the prime rate less .5%. At March 31, 2001, there are no borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. Currently, the Company has no bank debt, exclusive of the mortgage discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements. The current credit lines replaced a $750 revolving credit line agreement that expired on April 30, 2000. At March 31, 2000, there were no amounts outstanding on the credit line then available. The Company is in compliance with all covenants pertaining to the credit line agreements.

The Company believes that its available cash, as well as cash generated from operations and its credit lines, will be sufficient to meet the Company's cash requirements for at least the next twelve months. Additionally, the Company intends to continue to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. Additionally, the Board of Directors has determined that acquisitions in aligned businesses may provide more potential users of the Lab segment services and monetary savings due to consolidation of administrative functions. The Company intends to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses. Other than previously disclosed, there is no present agreement, understanding or other arrangement with respect to any acquisition or investment. However, future agreements concerning acquisitions may require the Company to obtain additional financing.

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that billing rates and prices for its services reflect increases in costs due to inflation.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended March 31, 2001:

         None

b.       Reports on Form 8-K

         During the quarter ended March 31, 2001, the Company did not file any Current Reports on Form 8-K.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MENLO ACQUISITION CORPORATION

                                                  /ss/Frank Russomanno
  Date: May 9, 2001                              -----------------------------
                                                   Frank Russomanno
                                                   Chief Financial Officer