Form 10QSB/A
period 2001-06-30
MENLO ACQUISITION CORP
filed 2001-08-10
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                         Commission file number 0-22136
                                                -------

                          MENLO ACQUISITION CORPORATION
                          -----------------------------
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


       Registrant's telephone number, including area code: (973) 560-1400
                                                            -------------


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----    -----

At August 10, 2001 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.
---------

                                      INDEX

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                                     PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June  30, 2001 (Unaudited) and December 31, 2000..................F-3

                  Condensed Consolidated Statements of Income and Comprehensive Income -
                  Six and Three Months Ended June 30, 2001 and 2000  (Unaudited)....F-4 - F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000 (Unaudited)...............F-6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..F-7 - F-12

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

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES






                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                              June              December
                                                                                            30, 2001            31, 2000
                                                                                            --------            --------
                                                                                          (Unaudited)
                                                    ASSETS                                   (In thousands of dollars)
                                                    ------
Current assets:
     Cash and cash equivalents                                                              $  2,921             $ 2,195
     Investments in marketable securities                                                        279                 247
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of  $508 and $618                                                                   3,605               3,219
        Unbilled receivables                                                                      10                  58
     Deferred tax assets                                                                          13                  26
     Prepaid expenses and other current assets                                                    86                 116
                                                                                               -----               -----
               Total current assets                                                            6,914               5,861

Property, equipment and furnishings, net of accumulated depreciation
       of $1,655 and $1,427                                                                    3,207               3,217
Other assets, net of accumulated amortization of $12 and $9                                       75                  80
                                                                                               -----               -----
               Totals                                                                       $ 10,196             $ 9,158
                                                                                            --------             -------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
     Current portion of long-term debt                                                      $     25            $     24
     Accounts payable                                                                            747                 741
     Customer deposits                                                                           431                 440
     Accrued expenses and other liabilities                                                      562                 525
     Income taxes payable                                                                         83                   -
                                                                                                 ---                 ---
               Total current liabilities                                                       1,848               1,730
Long-term debt, net of current portion                                                         1,154               1,167
                                                                                               -----               -----
               Total liabilities                                                               3,002               2,897
                                                                                               -----               -----
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares
        authorized; none issued                                                                   -                   -
     Common stock, $.0001 par value; 40,000,000 shares
        authorized; 5,263,348 issued and outstanding                                               1                   1
     Additional paid-in capital                                                                4,313               4,313
     Retained earnings                                                                         2,822               1,908
     Accumulated other comprehensive income -
         unrealized holding gain on marketable securities, net                                    58                  39
                                                                                                  --                  --
               Total stockholders' equity                                                      7,194               6,261
                                                                                               -----               -----
               Totals                                                                       $ 10,196             $ 9,158
                                                                                            --------             -------
See Notes to Condensed Consolidated Financial Statements.



                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------

                                                                                                   2001                        2000
                                                                                                   ----                        ----
                                                                                                   (In thousands of dollars,
                                                                                                       except share data)

Gross revenue                                                                                    $8,582                      $7,218
Direct project costs and other costs of operations                                                3,252                       2,520
                                                                                                  -----                       -----
Net revenue                                                                                       5,330                       4,698
                                                                                                  -----                       -----
Expenses:
     Labor and related expenses                                                                   1,088                       1,125
     Selling, general and administrative                                                          2,728                       2,719
                                                                                                  -----                       -----
        Totals                                                                                    3,816                       3,844
                                                                                                  -----                       -----
Income from operations                                                                            1,514                         854

Other income (net of mortgage interest expense of $52 in 2001 and $7 in 2000)                       134                          95
                                                                                                    ---                         ---
Income before provision for income taxes                                                          1,648                         949

Provision for income taxes (See Note 5)                                                             734                         380
                                                                                                    ---                         ---
Net income                                                                                         $914                        $569
                                                                                                   ----                        ----

Basic earnings per share (See Note 2)                                                              $.17                        $.11
                                                                                                  -----                       -----
Basic weighted average common shares outstanding                                              5,263,348                   5,263,348
                                                                                              ---------                   ---------

                              Comprehensive Income
                              --------------------
Net income                                                                                         $914                        $569
Other comprehensive income (loss) - unrealized
      holding gain (loss) on marketable securities,
        net of income taxes                                                                          19                          (1)
                                                                                                     --                          ---
Comprehensive income                                                                               $933                        $568
                                                                                                   ----                        -----




See Notes to Condensed Consolidated Financial Statements.




                                       F-4

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------
                                                                                                  2001                        2000
                                                                                                  ----                        ----
                                                                                                  (In thousands of dollars,
                                                                                                   except share data)

Gross revenue                                                                                    $4,399                      $3,651
Direct project costs and other costs of operations                                                1,518                       1,323
                                                                                                  -----                       -----
Net revenue                                                                                       2,881                       2,328
                                                                                                  -----                       -----
Expenses:
     Labor and related expenses                                                                     523                         548
     Selling, general and administrative                                                          1,380                       1,379
                                                                                                  -----                       -----
        Totals                                                                                    1,903                       1,927
                                                                                                  -----                       -----
Income from operations                                                                              978                         401

Other income (net of mortgage interest expense of $26 in 2001 and $7 in 2000)                        68                          41
                                                                                                     --                          --
Income before provision for income taxes                                                          1,046                         442

Provision for income taxes (See Note 5)                                                             459                         177
                                                                                                    ---                         ---
Net income                                                                                         $587                        $265
                                                                                                   ----                        ----


Basic earnings per share (See Note 2)                                                              $.11                        $.05
                                                                                                   ----                        ----
Basic weighted average common shares outstanding                                              5,263,348                   5,263,348
                                                                                              ---------                   ---------

                              Comprehensive Income
                              --------------------
Net income                                                                                         $587                        $265
Other comprehensive income (loss) - unrealized
      holding gain (loss) on marketable securities,
        net of income taxes                                                                           2                          (1)
                                                                                                     --                          --
Comprehensive income                                                                               $589                        $264
                                                                                                   ----                        ----



See Notes to Condensed Consolidated Financial Statements.




                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                                 (In thousands of dollars)
Operating activities:
     Net income                                                                                  $914                $569
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                              228                 211
        Amortization                                                                                3                   7
        Deferred income taxes                                                                       -                  (1)
        Loss on sale of fixed asset                                                                 -                   1
        Changes in operating assets and liabilities:
           Accounts receivable - trade                                                           (386)                364
           Unbilled receivables                                                                    48                 (14)
           Accounts receivable - affiliates                                                         -                 (10)
           Prepaid expenses and other current assets                                               30                  21
           Other assets                                                                             2                  (8)
           Accounts payable                                                                         6                 (81)
           Customer deposits                                                                       (9)                (16)
           Accrued expenses and other liabilities                                                  37                 (90)
           Income taxes payable                                                                    83                  55
                                                                                                   --                  --
               Net cash provided by operating activities                                          956               1,008
                                                                                                  ---               -----
Investing activities:
     Purchase of property, equipment and furnishings                                             (218)             (1,223)
     Proceeds from sale of equipment                                                                -                   1
     Redemption of marketable securities, net                                                       -                 499
                                                                                                 -----               -----
                      Net cash used in investing activities                                      (218)               (723)
                                                                                                 -----               -----

Financing activities - repayment of long-term debt and note payable - bank                        (12)               (274)
                                                                                                  ----               -----
Net increase in cash and cash equivalents                                                         726                  11

Cash and cash equivalents, beginning of period                                                  2,195               1,182
                                                                                                -----               -----
Cash and cash equivalents, end of period                                                       $2,921              $1,193
                                                                                               ------              ------
Supplemental disclosure of cash flow data:

     Interest paid                                                                              $  52                $ 15
                                                                                                -----                ----
     Income taxes paid                                                                           $638                $377
                                                                                                -----                ----
Supplemental schedule of noncash investing and financing activities:
     During the six months ended June 30, 2000, the Company completed an acquisition of a building for $1,850, in part, with the proceeds of a $1,200 mortgage.

See Notes to Condensed Consolidated Financial Statements.


                  MENLO ACQUISTION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements as of June 30, 2001 and for the six and three month periods ended June 30, 2001 and 2000 have been prepared without audit by Menlo Acquisition Corporation ("Menlo") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. As used herein, "Company" refers to Menlo and its operating subsidiaries. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.

The consolidated results of operations for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000, as presented on page F-3 of this report, has been derived from those audited consolidated financial statements.

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

NOTE 2: EARNINGS PER SHARE

The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period.

For the six and three month periods ended June 30, 2001 and 2000, diluted earnings per share have not been presented because there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. Such potentially dilutive securities, however, could dilute basic earnings per share in the future.

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

The Company has a committed line of credit agreement with Summit Bank in the amount of $1,000,000. In addition, it has a $750,000 line of credit available for either the purchase or refinance of equipment. Outstanding borrowings bear interest at the prime rate less .5%. At June 30, 2001, the Company had no outstanding borrowings under either line of credit. The line of credit agreements contain certain covenants, the most restrictive of which include the maintenance of a maximum debt coverage ratio, as defined. At June 30, 2001, the Company was in compliance with all financial covenants associated with the agreements. Outstanding borrowings are collateralized by substantially all of the Company's assets.

The Company had a committed line of credit agreement with PNC Bank in the amount of $750,000 which expired on April 30, 2000. Outstanding borrowings under that line bore interest at the prime rate plus .75%. Outstanding borrowings were collateralized by substantially all of the Company's assets and were guaranteed by the principal stockholder.

At June 30, 2001, long-term debt was comprised of obligations totaling $1,178,860 that represented the remaining balance of a mortgage note with an original principal balance of $1,200,000. The mortgage note was issued by Norcrown Bank in connection with the purchase, from an unaffiliated third party, of the facility used in the Company's laboratory testing operations for total consideration of $1,850,000. The mortgage note is payable in monthly installments of $10,605 (based on a 20-year amortization schedule) including interest at 8.75% until July 1, 2005 at which time the remaining outstanding balance is due. Subject to certain conditions, the mortgage may be extended for an additional five years at an interest rate of 250 basis points above the then Current Index Rate, as defined. Future mortgage principal payments in each of the five years subsequent to June 30, 2001, assuming the mortgage note is not extended, are as follows: $25,096 through June 30, 2002; $27,383 through June 30, 2003; $29,877 through June 30, 2004; $32,599 through June 30, 2005; and
$1,063,905 through July 1, 2005.


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

Revenue, income from operations and other related segment information for the six months ended June 30, 2001 and 2000 follows:

                                                                                                 2001               2000
                                                                                                 ----               ----
                                                                                               (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 5,274              $4,679
                         Lab - Third Party                                                      3,308               2,539
                         Lab - Inter-segment                                                      387                 484
                         Holding - Inter-segment                                                1,637               1,013
                         Inter-segment                                                         (2,024)             (1,497)
                                                                                              -------              ------
                             Totals                                                           $ 8,582              $7,218
                                                                                              -------              ------
                    Direct project costs and other costs of operations:
                         Consulting                                                           $ 2,131              $1,629
                         Lab                                                                    1,508               1,375
                         Inter-segment                                                           (387)               (484)
                                                                                              -------              ------
                             Totals                                                           $ 3,252              $2,520
                                                                                              -------              ------

                                       F-8




                    Other operating expenses:
                         Consulting                                                           $ 2,682              $2,892
                         Lab                                                                    1,310               1,199
                         Holding                                                                   28                  80
                         Inter-segment                                                           (204)               (327)
                                                                                                 ----                ----
                             Totals                                                           $ 3,816              $3,844
                         `                                                                    -------              ------
                    Income from operations:
                         Consulting                                                          $    461              $  158
                         Lab                                                                      877                 449
                         Holding                                                                1,609                 933
                         Inter-segment                                                         (1,433)               (686)
                                                                                               ------                ----
                             Totals                                                           $ 1,514              $  854
                                                                                              -------              ------
                    Other income (expense):
                         Consulting                                                          $    288              $  410
                         Lab                                                                       11                  (4)
                         Holding                                                                   39                  16
                         Inter-segment                                                           (204)               (327)
                                                                                                -----                ----
                             Totals                                                          $    134             $    95
                                                                                             --------             -------
                    Income before provision for income taxes:
                         Consulting                                                          $    749            $    568
                         Lab                                                                      888                 445
                         Holding                                                                1,648                 949
                         Inter-segment                                                         (1,637)             (1,013)
                                                                                               ------               -----
                             Totals                                                           $ 1,648             $   949
                                                                                              -------             -------
                    Provision for income taxes:
                         Consulting                                                           $     -             $     -
                         Lab                                                                        -                   -
                         Holding                                                                  734                 380
                                                                                                  ---                 ---
                             Totals                                                           $   734               $ 380
                                                                                              -------               -----

                    Net income:
                         Consulting                                                          $    749             $   568
                         Lab                                                                      888                 445
                         Holding                                                                  914                 569
                         Inter-segment                                                         (1,637)             (1,013)
                                                                                               ------              ------
                             Totals                                                          $    914             $   569
                                                                                              --------             -------

Revenue, income from operations and other related segment information for the three months ended June 30,
2001 and 2000 follows:

                                                                                                 2001              2000
                                                                                                 ----              ----
                                                                                              (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 2,591             $ 2,317
                         Lab - Third Party                                                      1,808               1,334
                         Lab - Inter-segment                                                      214                 241
                         Holding - Inter-segment                                                1,017                 480
                         Inter-segment                                                         (1,231)               (721)
                                                                                                -----             -------
                             Totals                                                           $ 4,399             $ 3,651
                                                                                              -------             -------


NOTE 4: BUSINESS SEGMENTS (CONTINUED)


                    Direct project costs and other costs of operations:
                         Consulting                                                          $    964             $   890
                         Lab                                                                      768                 674
                         Inter-segment                                                           (214)               (241)
                                                                                                 ----                ----
                             Totals                                                           $ 1,518              $1,323
                                                                                              -------              ------
                    Other operating expenses (income):
                         Consulting                                                           $ 1,339             $ 1,421
                         Lab                                                                      686                 625
                         Holding                                                                  (10)                 51
                         Inter-segment                                                           (112)               (170)
                                                                                              -------             -------
                             Totals                                                           $ 1,903             $ 1,927
                                                                                              -------             -------
                    Income from operations:
                         Consulting                                                          $    288            $      6
                         Lab                                                                      568                 276
                         Holding                                                                1,027                 429
                         Inter-segment                                                           (905)               (310)
                                                                                                -----                ----
                             Totals                                                          $    978              $  401
                                                                                             --------              ------
                    Other income (expense):
                         Consulting                                                           $   150              $  201
                         Lab                                                                       11                  (3)
                         Holding                                                                   19                  13
                         Inter-segment                                                           (112)               (170)
                                                                                                 ----                ----
                             Totals                                                          $     68             $    41
                                                                                             --------             -------
                    Income before provision for income taxes:
                         Consulting                                                          $    438             $   207
                         Lab                                                                      579                 273
                         Holding                                                                1,046                 442
                         Inter-segment                                                         (1,017)               (480)
                                                                                               ------                ----
                             Totals                                                          $  1,046             $   442
                                                                                             --------             -------
                    Provision for income taxes:
                         Consulting                                                          $      -            $      -
                         Lab                                                                        -                   -
                         Holding                                                                  459                 177
                                                                                                  ---                 ---
                             Totals                                                          $    459              $  177
                                                                                             --------              ------
                    Net income:
                         Consulting                                                          $    438            $    207
                         Lab                                                                      579                 273
                         Holding                                                                  587                 265
                         Inter-segment                                                         (1,017)               (480)
                                                                                               ------                ----
                             Totals                                                          $    587             $   265
                                                                                             --------             -------




NOTE 4: BUSINESS SEGMENTS (CONCLUDED)

Assets by segment as of  June 30, 2001 and 2000 follow:


                                                                                                 2001             2000
                                                                                                 ----             ----
                                                                                            (In Thousands of Dollars)
                    Cash, cash equivalents and investments in marketable securities:
                         Consulting                                                          $    288            $    162
                         Lab                                                                      318                  81
                         Holding                                                                2,594               1,172
                                                                                                -----             -------
                             Totals                                                           $ 3,200             $ 1,415
                                                                                              -------             -------
                    Accounts receivable, net:
                         Consulting                                                          $  2,362            $  2,719
                         Lab                                                                    1,253                 956
                         Holding                                                                    -                  40
                                                                                             --------            --------
                             Totals                                                          $  3,615            $  3,715
                                                                                             --------            --------
                    Property, equipment and furnishings, net:
                         Consulting                                                          $    347            $    438
                         Lab                                                                    2,860               2,860
                                                                                             --------            --------
                             Totals                                                          $  3,207            $  3,298
                                                                                             --------            --------
                    Other assets:
                         Consulting                                                          $     77            $     97
                         Lab                                                                       13                   3
                         Holding                                                                   84                  82
                                                                                             --------            --------
                             Totals                                                          $    174            $    182
                                                                                             --------            --------
                             Total assets                                                    $ 10,196            $  8,610
                                                                                             --------            --------

NOTE 5: INCOME TAXES

The provisions for income taxes for the six and three month periods ended June 30, 2001 and 2000 differ from the amounts computed using the Federal statutory rate of 34% as a result of the following:


                                                                                                     2001       2000
                                                                                                     ----       ----
Six month periods ended June 30, 2001 and 2000:

Expected provision at Federal statutory rate                                                          34.0%      34.0%
Effect of payments attributable to conversion from cash basis income tax reporting                     3.1         -
Effect of state income taxes, net of Federal income tax effect                                         7.4        6.0
                                                                                                       ---        ---
                Effective tax rate                                                                    44.5%      40.0%
                                                                                                      ----       ----
Three month periods ended June 30, 2001 and 2000:

Expected provision at Federal statutory rate                                                          34.0%      34.0%
Effect of payments attributable to conversion from cash basis income tax reporting                     2.8         -
Effect of state income taxes, net of Federal income tax effect                                         7.1        6.0
                                                                                                       ---        ---
                         Effective tax rate                                                           43.9%      40.0%
                                                                                                      ----       ----

                                      F-11

NOTE 6: PROPERTY, EQUIPMENT AND FURNISHINGS

Property, equipment and furnishings consist of the following
(In thousands of dollars):
                             Range of
                             Estimated            June          December
                             Useful Lives        30, 2001        31, 2000
                             ------------        --------        --------
Land                                -            $    158        $    158
Building                         40 Years           1,730           1,730
Equipment                       3-7 Years           2,442           2,227
Furniture and fixtures            7 Years             170             167
Vehicles                          5 Years             207             207
Leasehold improvements            7 Years             155             155
                                                     ----            ----
                                                    4,862           4,644
Less accumulated depreciation                       1,655           1,427
                                                    -----           -----
                              Totals              $ 3,207          $3,217
                                                  -------          ------

NOTE 7: RELATED PARTY TRANSACTIONS

The Company had previously acquired options from its principal stockholder for the purchase of a 20% equity interest in an affiliated company, In-Situ Oxidative Technologies, Inc., which is 50% owned by the principal stockholder. The transaction and the related options are more fully described in Note 10 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The options were not exercised by the Company and expired on June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include, but are not limited to, those regarding the level of future purchases of fixed assets, the possible impact of current and future claims against the Company based upon negligence and other theories of liability and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Results of Operations
(In thousands of dollars, except share data)

The following table sets forth, for the periods indicated: i) the percentage that certain items in the condensed consolidated statements of income and comprehensive income of the Company bear to gross revenues, and ii) the percentage increase (decrease) in dollar amounts of such items from period to period.

Six Month Comparison for Years 2001 and 2000


                                                                                                             Percentage
                                                                                                              Increase
                                                                                                             (Decrease)
                                                                                                                Six
                                                                                                               Months
                                                                                    Percentage                 Ended
                                                                                 of Gross Revenue              6/30/01
                                                                                 Six Months Ended                vs.
                                                                                 ----------------                ---
                                                                              6/30/01         6/30/00          6/30/00
                                                                              -------         -------          -------
Gross revenue                                                                  100.0%          100.0%            18.9%
Direct project costs and other costs of operations                              37.9            34.9             29.0%
                                                                                ----            ----
       Net revenue                                                              62.1            65.1             13.5%
                                                                                ----            ----
Expenses:
    Labor and related expenses                                                  12.7            15.6             (3.3)%
    Selling, general and administrative                                         31.8            37.7              0.3 %
                                                                                ----            ----
          Totals                                                                44.5            53.3             (0.7)%
                                                                                ----            ----
Income from operations                                                          17.6            11.8             77.3%

Other income                                                                     1.6             1.3             41.1%
                                                                                ----            ----
Income before provision for income taxes                                        19.2            13.1             73.7%
                                                                                ----            ----


Gross revenues for the six months ended June 30, 2001 were $8,582 versus $7,218 for the first six months of 2000, an increase of 18.9%. Revenue increases were evident in both operating segments. Lab revenues increased $769 (not including inter-segment billing). Consulting revenues increased by $595 for an overall combined increase of $1,364. The increase in the revenue of the Lab segment was due to continued effective direct sales efforts in obtaining analytical testing jobs from larger consulting firms. One unaffiliated client provided approximately 11.3% of the Lab revenue for the first six months of 2001 whereas they were not a significant component of the revenue of the first six months of the prior year. Additionally, strong demand for analytical services from the environmental sector and an increased share of work granted by existing clients has contributed to the higher revenues. The Lab segment also continues to realize increased sales from the broadening of the customer base into the pharmaceutical industry. While the Consulting segment revenue increase was substantial, $502 of the increase was from pass-through billing of sub-contractor costs associated with client projects. The increase over the prior year period occurred as there were several large client projects that required the significant use of sub-contractor services (primarily in the transportation and disposal areas). The remaining $93 of Consulting segment revenue growth was attributable to a slight increase in the number of professional staff hours billed in the first six months of 2001 as compared to the first six months of the prior year.

Income from operations was $1,514 for the first six months of 2001 as opposed to $854 for the same period in 2000. This represents an increase of 77.3%. Operating margins rose significantly to 17.6% for the current period from 11.8% for the first six months of 2000. Both segments showed substantial increases in their income from operations. The expenses of the Lab operation related to performing analyses remain relatively constant, therefore as testing volume increases, a larger percentage of revenue is retained as income. The increase in revenue discussed above, coupled with the relatively constant expenses, resulted in the increases in both income and margins for the Lab segment. The Consulting segment operating income also increased substantially due to the rise in net revenue and reduced operating expenses as explained below.

Labor and related expenses decreased 3.3% compared to the corresponding period in the prior year. This was attributable to slightly lower staff levels in the Consulting segment as compared to the first six months of 2000 and was partially offset by increases in compensation rates over the prior period.

Selling, general and administrative (SG&A) expenses on an overall basis were not significantly different from those in the first six months of 2000 as the overall increase was only 0.3%. However, Lab segment SG&A increased roughly 9% to handle the increased volume of business while the Consulting segment SG&A decreased by approximately 10% as an effort was made to reduce or eliminate non-essential administrative expenses. Additionally, effective January 1, 2001, certain management of the Company is being compensated directly by Menlo, whereas they were compensated by the subsidiaries in the prior year. This compensation and other associated management costs are being offset through administrative fee charges to the operating subsidiaries and are included in the applicable subsidiary's selling, general and administrative expense category.

Other income increased 41.1% in the first six months of 2001 as compared to the first six months of 2000. The increase was almost entirely attributable to additional administrative fee income. Administrative services to a company affiliated with the principal stockholder generated this additional income.

Income before provision for income taxes for the period was $1,648 compared with $949 for the first six months of 2000, an increase of 73.7%. This increase was a result of all of the factors discussed above. Tax provisions were recorded at an effective rate of 44.5% for the first six months of 2001 and the basic net income per share was $.17. See Note 5 in the Notes to Condensed Consolidated Financial Statements for the reconciliation of the effective tax rate to the statutory rate. In the corresponding period of 2000, the tax provision was calculated using an effective rate of 40% and the basic net income per share was $.11. The Company had 5,263,348 shares outstanding at both June 30, 2001 and 2000 and diluted earnings per share would also be $.17 and $.11, respectively for the periods then ended as described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Second Quarter Comparison for Years 2001 and 2000



                                                                                                            Percentage
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                                                              Three
                                                                                                              Months
                                                                                    Percentage                Ended
                                                                                 of Gross Revenue             6/30/01
                                                                                Three Months Ended              vs.
                                                                                ------------------              --
                                                                             6/30/01         6/30/00          6/30/00
                                                                             -------         -------          -------
Gross revenue                                                                  100.0%          100.0%            20.5%
Direct project costs and other costs of operations                              34.5            36.2             14.7%
                                                                               -----           -----
       Net revenue                                                              65.5            63.8             23.8%
                                                                               -----           -----
Expenses:
    Labor and related expenses                                                  11.9            15.0             (4.6)%
    Selling, general and administrative                                         31.4            37.8              0.1%
                                                                                ----            ----
          Totals                                                                43.3            52.8             (1.2)%
                                                                                ----            ----
Income from operations                                                          22.2            11.0            143.9%

Other income                                                                     1.6             1.1             65.9%
                                                                                ----             ---
Income before provision for income taxes                                        23.8            12.1            136.7%
                                                                                ----            ----

Gross revenues for the three months ended June 30, 2001 were $4,399 versus $3,651 for the same period in 2000, an increase of 20.5%. Again, there were increases in both operating segments. Third party Lab segment revenues grew $474 while Consulting revenues increased by $274. Lab revenues continue to grow significantly over prior periods due to the reasons outlined in the six-month discussion above. Consulting professional staff billing (net revenue) increased by $200 while the pass-through component of Consulting revenue rose by $74. The rise in net revenue for this quarter versus the second quarter of the prior year was due primarily to an increase in the total number of billable hours by the professional staff.

Income from operations was $978 in the second quarter of 2001 as opposed to $401 for the same period in 2000. This represents an increase of 143.9%. Operating margins rose to 22.2% for the current period from 11.0% for the second quarter 2000. Again, both segments showed substantial increases in their income from operations. The reasons for the increases in both income and margins for the Lab segment are the same as discussed in the six-month comparison above. The Consulting segment operating income and margin also increased substantially due to the rise in net revenues in the quarter and a corresponding decrease in operating expenses.

Labor and related expenses decreased 4.6% compared to the corresponding period in the prior year due to the reasons explained in the six-month comparison.

Selling, general and administrative (SG&A) expenses experienced an overall increase of 0.1% compared to the second quarter of the prior year. Lab segment SG&A increased by approximately 10% while Consulting segment SG&A decreased by approximately 6%. The reasons for the changes in the current quarter versus the prior year second quarter are the same as noted above.

Other income increased 65.9% in the second three months of 2001 as compared to the second three months of 2000. Again, this was due to additional administrative fee income generated by providing administrative services to a company affiliated with the principal stockholder.

Income before taxes for the period was $1,046 compared with $442 in the second quarter of 2000, an increase of 136.7%. This increase was a result of all of the factors discussed above. Tax provisions were recorded at an effective rate of 43.9% for the second quarter of 2001 and the basic net income per share was $.11. See Note 5 in the Notes to Condensed Consolidated Financial Statements for the reconciliation of the effective tax rate to the statutory rate. In the corresponding period of 2000, the tax provision was calculated using an effective rate of 40% and the basic net income per share was $.05. The Company had 5,263,348 shares outstanding at both June 30, 2001 and 2000 and diluted earnings per share would also be $.11 and $.05, respectively for the three month periods then ended as described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2001 was $956 as compared to $1,008 for the first six months of the prior year. The most significant components of cash provided by operations in the current six-month period were net income and non-cash expenses. These were partially offset by a rise in the total outstanding trade accounts receivable. Outstanding accounts receivable is higher due to the increased revenues achieved in the first six months of 2001. However, the "days sales outstanding" (a measurement of the total dollar value of accounts receivable as a percentage of revenue) has actually decreased as compared to the first six months of 2000. This indicates an improvement in the collection cycle. Cash provided by operations in the prior year six-month period was due primarily to net income and a reduction of overall accounts receivable balances from the corresponding period in 1999 as the effects of a newly implemented billing system were being realized.

The Company made net capital expenditures for equipment and furnishings of $218 in the first six months of 2001 compared to net capital expenditures of $1,223 in the first six months of the prior year. The current year expenditures were primarily made to maintain and enhance the technology within the Lab segment. In the prior year period, the most significant expenditure was the purchase of the Lab segment's operating facility for approximately $1,850. This purchase was financed with a $1,200 mortgage loan and approximately $650 of Company working capital. The Company anticipates that its capital expenditures, excluding possible acquisitions, for the current year will be significantly lower than those incurred in the prior year. The Company anticipates that total capital expenditures for the current year will not be in excess of $500. The Company did not have any marketable security transactions in the first six months of 2001 whereas there were net redemptions of marketable securities in the amount of $499 made in the first six months of 2000. Excess operating cash will continue to be invested in highly liquid instruments in order to maximize returns while maintaining acceptable risk tolerances.

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

At June 30, 2001, the Company had cash and cash equivalents on hand of $2,921 and working capital of $5,066. The Company has a $1,000 revolving line-of-credit facility available to its operating segments. Additionally, the Company has a $750 line that can be utilized for the purchase or re-finance of equipment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. Outstanding borrowings bear interest at the prime rate less .5%. At June 30, 2001, there are no borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. Currently, the Company has no bank debt, exclusive of the mortgage discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements. The current credit lines replaced a $750 revolving credit line agreement that expired on April 30, 2000. During the three month period ended June 30, 2000 and in conjunction with the expiration, the Company paid off, in full, its long-term debt in the amount of $248, the balance outstanding at the expiration date. At June 30, 2000, there were no amounts outstanding on the credit lines. The Company is in compliance with all covenants pertaining to the credit line agreements.

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended June 30, 2001:

         None

   b.    Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company did not file any Current Reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MENLO ACQUISITION CORPORATION

                                                  /ss/ Frank Russomanno

  Date: August 10, 2001                          -----------------------------
                                                 Frank Russomanno
                                                 Chief Financial Officer