Form 10QSB
period 2001-09-30
MENLO ACQUISITION CORP
filed 2001-11-13
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                         Commission file number 0-22136

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


       Registrant's telephone number, including area code: (973) 560-1400
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


At November 13, 2001 the registrant had issued and outstanding an aggregate of 5,263,348 shares of its common stock.



                                      INDEX

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                         Page

                  Condensed Consolidated Balance Sheets -
                  September 30, 2001 (Unaudited) and December 31, 2000..........................F-3

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income - Nine and Three Months Ended September 30, 2001 and
                  2000 (Unaudited) .............................................................F-4 - F-5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000 (Unaudited).....................F-6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..............F-7 - F-12

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

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                          September           December
                                                                                           30, 2001           31, 2000
                                                                                           --------         ----------
                                                                                         (Unaudited)
                          ASSETS                                                            (In thousands of dollars)
                          ------
Current assets:
     Cash and cash equivalents                                                              $  3,427             $ 2,195
     Investments in marketable securities                                                          -                 247
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of  $501 and $618                                                                   4,276               3,219
        Unbilled receivables                                                                       9                  58
     Deferred tax assets                                                                          52                  26
     Prepaid expenses and other current assets                                                   381                 116
                                                                                            ---------             ------
               Total current assets                                                            8,145               5,861

Property, equipment and furnishings, net of accumulated depreciation
       of $1,776 and $1,427                                                                    3,171               3,217
Other assets, net of accumulated amortization of $13 and $9                                       83                  80
                                                                                            --------            --------

               Totals                                                                       $ 11,399             $ 9,158
                                                                                            ========             =======

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
     Current portion of long-term debt                                                      $     26            $     24
     Accounts payable - trade                                                                  1,136                 741
     Accounts payable - affiliate                                                                121                   -
     Customer deposits                                                                           404                 440
     Accrued expenses and other liabilities                                                      873                 525
     Income taxes payable                                                                        122                   -
                                                                                                 ---               -----
               Total current liabilities                                                       2,682               1,730
Long-term debt, net of current portion                                                         1,147               1,167
                                                                                              ------               -----
               Total liabilities                                                               3,829               2,897
                                                                                             -------             -------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value; 2,000,000 shares
        authorized; none issued                                                                    -                   -
     Common stock, $.0001 par value; 40,000,000 shares
        authorized; 5,263,348 issued and outstanding                                               1                   1
     Additional paid-in capital                                                                4,313               4,313
     Retained earnings                                                                         3,256               1,908
     Accumulated other comprehensive income -
         unrealized holding gain on marketable securities, net                                     -                  39
                                                                                                 ---                 ---
               Total stockholders' equity                                                      7,570               6,261
                                                                                              ------              ------

               Totals                                                                       $ 11,399             $ 9,158
                                                                                            ========             =======


See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------

                                                                                               2001                       2000
                                                                                               ----                       ----

                                                                                                (In thousands of dollars,
                                                                                                   except share data)

Gross revenue                                                                                   $13,392                    $11,276
Direct project costs and other costs of operations                                                5,343                      4,245
                                                                                                -------                    -------

Net revenue                                                                                       8,049                      7,031
                                                                                                -------                    -------

Expenses:
     Labor and related expenses                                                                   1,605                      1,665
     Selling, general and administrative                                                          4,204                      4,128
                                                                                                  ------                     -----
        Totals                                                                                    5,809                      5,793
                                                                                                  -----                     ------

Income from operations                                                                            2,240                      1,238

Other income (net of mortgage interest expense of $78 in 2001 and $24 in 2000)                      305                        162
                                                                                               --------                      -----

Income before provision for income taxes                                                          2,545                      1,400

Provision for income taxes (See Note 5)                                                           1,197                        560
                                                                                                 ------                     ------

Net income                                                                                       $1,348                       $840
                                                                                                 ======                       ====

Basic earnings per share (See Note 2)                                                             $ .26                       $.16
                                                                                                 ======                      =====

Basic weighted average common shares outstanding                                              5,263,348                  5,263,348
                                                                                              =========                  =========


                              Comprehensive Income
                              --------------------

Net income                                                                                       $1,348                       $840
                                                                                                 -------                      -----
Net unrealized holding gain (loss) on marketable securities                                          61                         (1)

Reclassification adjustment for realized gain included in net income                               (100)                         -
                                                                                                    ----                       ----

Net unrealized holding loss on marketable securities                                                (39)                        (1)
                                                                                                    ----                       ----

Comprehensive income                                                                             $1,309                       $839
                                                                                                 =======                      =====





See Notes to Condensed Consolidated Financial Statements.


                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------
                                                                                                  2001                       2000
                                                                                                 ------                     -----

                                                                                                   (In thousands of dollars,
                                                                                                      except share data)

Gross revenue                                                                                    $4,810                       $4,058
Direct project costs and other costs of operations                                                2,091                        1,725
                                                                                                -------                      -------

Net revenue                                                                                       2,719                        2,333
                                                                                                -------                      -------

Expenses:
     Labor and related expenses                                                                     517                          540
     Selling, general and administrative                                                          1,476                        1,409
                                                                                                  ------                       -----
        Totals                                                                                    1,993                        1,949
                                                                                                  -----                       ------

Income from operations                                                                              726                          384

Other income (net of mortgage interest expense of $26 in 2001 and $17 in 2000)                      171                           67
                                                                                               --------                         ----

Income before provision for income taxes                                                            897                          451

Provision for income taxes (See Note 5)                                                             463                          180
                                                                                                   ----                          ---

Net income                                                                                         $434                         $271
                                                                                                   ====                         ====


Basic earnings per share (See Note 2)                                                              $.09                         $.05
                                                                                                   ====                         ====

Basic weighted average common shares outstanding                                              5,263,348                    5,263,348
                                                                                              =========                    =========


                              Comprehensive Income
                              --------------------

Net income                                                                                         $434                         $271
                                                                                                   -----                        ----
Net unrealized holding gain on marketable securities                                                 42                            -

Reclassification adjustment for realized gain included in net income                               (100)                           -
                                                                                                   -----                         ---
Net unrealized holding loss on marketable securities                                                (58)                           -
                                                                                                    ----                         ---

Comprehensive income                                                                               $376                         $271
                                                                                                   =====                        ====




See Notes to Condensed Consolidated Financial Statements.


                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                  2001              2000
                                                                                                 ------            ------
                                                                                                   (In thousands of dollars)
Operating activities:
     Net income                                                                                $1,348                $840
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                              349                 339
        Amortization                                                                                4                   8
        Provision for bad debts                                                                     -                  35
        Deferred income taxes                                                                       -                  (1)
        Loss on sale of fixed asset                                                                 -                   1
        Realized gain on sale of marketable securities                                           (100)                  -
        Changes in operating assets and liabilities:
           Accounts receivable - trade                                                         (1,057)                 66
           Unbilled receivables                                                                    49                   9
           Accounts receivable - affiliates                                                         -                 110
           Prepaid expenses and other current assets                                             (265)                 11
           Other assets                                                                            (7)                 (7)
           Accounts payable - trade                                                               395                 263
           Accounts payable - affiliates                                                          121                   -
           Customer deposits                                                                      (36)                (44)
           Accrued expenses and other liabilities                                                 348                  35
           Income taxes payable                                                                   122                  75
                                                                                                  ---               -----
               Net cash provided by operating activities                                        1,271               1,740
                                                                                               ------               -----

Investing activities:
     Purchase of property, equipment and furnishings                                             (302)             (1,369)
     Proceeds from sale of equipment                                                                -                   1
     Sales and redemptions of marketable securities, net                                          281                 499
                                                                                                  ---               -----
                      Net cash used in investing activities                                       (21)               (869)
                                                                                                  ----               -----

Financing activities - repayment of long-term debt and note payable - bank                        (18)               (279)
                                                                                                  ----              ------

Net increase in cash and cash equivalents                                                       1,232                 592

Cash and cash equivalents, beginning of period                                                  2,195               1,182
                                                                                               ------              ------

Cash and cash equivalents, end of period                                                       $3,427              $1,774
                                                                                               ======              ======

Supplemental disclosure of cash flow data:

     Interest paid                                                                              $  78               $  32
                                                                                                =====               =====

     Income taxes paid                                                                         $1,063                $537
                                                                                               ======                ====

Supplemental schedule of noncash investing and financing activities:
     During the nine months ended September 30, 2000, the Company completed an acquisition of a building for $1,850, in part, with the proceeds of a $1,200 mortgage.

See Notes to Condensed Consolidated Financial Statements.

                  MENLO ACQUISTION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements as of September 30, 2001 and for the nine and three month periods ended September 30, 2001 and 2000 have been prepared without audit by Menlo Acquisition Corporation ("Menlo") in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. As used herein, "Company" refers to Menlo and its operating subsidiaries. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature.

The consolidated results of operations for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000, as presented on page F-3 of this report, has been derived from those audited consolidated financial statements.

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

For the nine and three month periods ended September 30, 2001 and 2000, diluted earnings per share have not been presented because there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. Such potentially dilutive securities, however, could dilute basic earnings per share in the future.


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

The Company has a committed line of credit agreement with Fleet Bank in the amount of $1,000,000. In addition, it has a $750,000 line of credit available for either the purchase or refinance of equipment. Outstanding borrowings bear interest at the prime rate less .5%. At September 30, 2001, the Company had no outstanding borrowings under either line of credit. The line of credit agreements contain certain covenants, the most restrictive of which include the maintenance of a maximum debt coverage ratio, as defined. At September 30, 2001, the Company was in compliance with all financial covenants associated with the agreements. Outstanding borrowings are collateralized by substantially all of the Company's assets.

At September 30, 2001, long-term debt was comprised of obligations totaling $1,172,799 that represented the remaining balance of a mortgage note with an original principal balance of $1,200,000. The mortgage note was issued by Norcrown Bank in connection with the purchase, from an unaffiliated third party, of the facility used in the Company's laboratory testing operations for total consideration of $1,850,000. The mortgage note is payable in monthly installments of $10,605 (based on a 20-year amortization schedule) including interest at 8.75% until July 1, 2005 at which time the remaining outstanding balance is due. Subject to certain conditions, the mortgage may be extended for an additional five years at an interest rate of 250 basis points above the then Current Index Rate, as defined. Future mortgage principal payments in each of the four years subsequent to September 30, 2001, assuming the mortgage note is not extended, are as follows: $25,649 through September 30, 2002; $27,986 through September 30, 2003; $30,535 through September 30, 2004; and $1,088,629 through July 1, 2005.

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

Revenue, income from operations and other related segment information for the nine months ended September 30, 2001 and 2000 follows:

                                                                                                 2001               2000
                                                                                                 ----               ----
                                                                                              (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 8,363              $7,299
                         Lab - Third Party                                                      5,029               3,977
                         Lab - Inter-segment                                                      545                 671
                         Holding - Inter-segment                                                2,433               1,473
                         Inter-segment                                                         (2,978)             (2,144)
                                                                                              -------             -------
                             Totals                                                          $ 13,392             $11,276
                                                                                             ========             =======

                    Direct project costs and other costs of operations:
                         Consulting                                                           $ 3,669              $2,874
                         Lab                                                                    2,219               2,042
                         Inter-segment                                                           (545)               (671)
                                                                                             --------            --------
                             Totals                                                           $ 5,343              $4,245
                                                                                              =======              ======

                    Other operating expenses:
                         Consulting                                                           $ 4,035              $4,348
                         Lab                                                                    2,031               1,838
                         Holding                                                                   49                 105
                         Inter-segment                                                           (306)               (498)
                                                                                             --------             -------
                             Totals                                                           $ 5,809              $5,793
                                                                                              =======              ======


NOTE 4: BUSINESS SEGMENTS (CONTINUED)


                    Income from operations:
                         Consulting                                                          $    659              $   77
                         Lab                                                                    1,324                 768
                         Holding                                                                2,384               1,368
                         Inter-segment                                                         (2,127)               (975)
                                                                                             ---------            --------
                             Totals                                                           $ 2,240             $ 1,238
                                                                                              =======             =======

                    Other income:
                         Consulting                                                          $    427              $  602
                         Lab                                                                       23                  26
                         Holding                                                                  161                  32
                         Inter-segment                                                           (306)               (498)
                                                                                             --------              ------
                             Totals                                                          $    305             $   162
                                                                                             ========             =======

                    Income before provision for income taxes:
                         Consulting                                                        $    1,086            $    679
                         Lab                                                                    1,347                 794
                         Holding                                                                2,545               1,400
                         Inter-segment                                                         (2,433)             (1,473)
                                                                                            ---------             --------
                             Totals                                                           $ 2,545            $  1,400
                                                                                              =======            ========

                    Provision for income taxes:
                         Consulting                                                        $        -           $       -
                         Lab                                                                        -                   -
                         Holding                                                                1,197                 560
                                                                                                -----                 ---
                             Totals                                                           $ 1,197               $ 560
                                                                                              =======               =====

                    Net income:
                         Consulting                                                        $    1,086             $   679
                         Lab                                                                    1,347                 794
                         Holding                                                                1,348                 840
                         Inter-segment                                                         (2,433)             (1,473)
                                                                                             --------             --------
                             Totals                                                         $   1,348             $   840
                                                                                            =========             =======

Revenue,  income from operations and other related  segment  information for the three months ended September 30, 2001 and 2000 follows:
                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                                (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 3,089             $ 2,620
                         Lab - Third Party                                                      1,721               1,438
                         Lab - Inter-segment                                                      158                 187
                         Holding - Inter-segment                                                  796                 460
                         Inter-segment                                                           (954)               (647)
                                                                                                -----             -------
                             Totals                                                           $ 4,810             $ 4,058
                                                                                              =======             =======

                    Direct project costs and other costs of operations:
                         Consulting                                                         $   1,538           $   1,245
                         Lab                                                                      711                 667
                         Inter-segment                                                           (158)               (187)
                                                                                              -------              ------
                             Totals                                                           $ 2,091              $1,725
                                                                                              =======              ======

NOTE 4: BUSINESS SEGMENTS (CONTINUED)

                     Other operating expenses:
                         Consulting                                                           $ 1,353             $ 1,456
                         Lab                                                                      721                 639
                         Holding                                                                   21                  25
                         Inter-segment                                                           (102)               (171)
                                                                                              -------             -------
                             Totals                                                           $ 1,993             $ 1,949
                                                                                              =======             =======

                     Income (loss) from operations:
                         Consulting                                                          $    198          $      (81)
                         Lab                                                                      447                 319
                         Holding                                                                  775                 435
                         Inter-segment                                                           (694)               (289)
                                                                                              --------             -------
                             Totals                                                         $     726              $  384
                                                                                            =========              ======

                     Other income:
                         Consulting                                                           $   139              $  192
                         Lab                                                                       12                  30
                         Holding                                                                  122                  16
                         Inter-segment                                                           (102)               (171)
                                                                                               ------               -----
                             Totals                                                         $     171             $    67
                                                                                            =========             =======

                     Income before provision for income taxes:
                         Consulting                                                          $    337             $   111
                         Lab                                                                      459                 349
                         Holding                                                                  897                 451
                         Inter-segment                                                           (796)               (460)
                                                                                               ------               ------
                             Totals                                                            $  897             $   451
                                                                                               ======             =======

                     Provision for income taxes:
                         Consulting                                                       $         -          $        -
                         Lab                                                                        -                   -
                         Holding                                                                  463                 180
                                                                                                  ---               -----
                             Totals                                                          $    463              $  180
                                                                                             ========              ======

                     Net income:
                         Consulting                                                          $    337            $    111
                         Lab                                                                      459                 349
                         Holding                                                                  434                 271
                         Inter-segment                                                           (796)               (460)
                                                                                               ------             --------
                             Totals                                                          $    434             $   271
                                                                                             ========             =======


Assets by segment as of September 30, 2001 and 2000 follow:

                                                                                                 2001              2000
                                                                                                 -----             ----
                                                                                              (In Thousands of Dollars)
                    Cash, cash equivalents and investments in marketable securities:
                         Consulting                                                           $    90            $    517
                         Lab                                                                      459                 222
                         Holding                                                                2,878               1,258
                                                                                                -----             -------
                             Totals                                                           $ 3,427             $ 1,997
                                                                                              =======             =======

NOTE 4: BUSINESS SEGMENTS (CONCLUDED)

                     Accounts receivable, net:
                         Consulting                                                          $  3,114            $  2,739
                         Lab                                                                    1,171               1,096
                                                                                                -----           ---------
                             Totals                                                          $  4,285            $  3,835
                                                                                             ========            ========

                     Property, equipment and furnishings, net:
                         Consulting                                                         $     323           $     418
                         Lab                                                                    2,848               2,898
                                                                                             --------              ------
                             Totals                                                          $  3,171            $  3,316
                                                                                             ========            ========

                     Other assets:
                         Consulting                                                        $      384            $     90
                         Lab                                                                       10                   9
                         Holding                                                                  122                  91
                                                                                                  ---                ----
                             Totals                                                           $   516              $  190
                                                                                              =======              ======

                             Total assets                                                    $ 11,399            $  9,338
                                                                                             ========            ========


NOTE 5: INCOME TAXES

The provisions for income taxes for the nine and three month periods ended September 30, 2001 and 2000 differ from the amounts computed using the Federal statutory rate of 34% as a result of the following:


                                                                                                      2001     2000
                                                                                                      ----     ----
Nine month periods ended September 30, 2001 and 2000:

Expected provision at Federal statutory rate                                                          34.0%     34.0%
Effect of payments attributable to conversion from cash basis income tax reporting                     5.6        -
Effect of state income taxes, net of Federal income tax effect                                         7.4       6.0
                                                                                                     -----     -----

                Effective tax rate                                                                    47.0%     40.0%
                                                                                                      =====     =====

Three month periods ended September 30, 2001 and 2000:

Expected provision at Federal statutory rate                                                          34.0%     34.0%
Effect of payments attributable to conversion from cash basis income tax reporting                    10.3        -
Effect of state income taxes, net of Federal income tax effect                                         7.3       6.0
                                                                                                     ------    -----

                         Effective tax rate                                                           51.6%     40.0%
                                                                                                      =====     =====

NOTE 6: PROPERTY, EQUIPMENT AND FURNISHINGS

Property, equipment and furnishings consist of the following (In thousands of dollars):

                                                                               Range of
                                                                              Estimated      September         December
                                                                            Useful Lives      30, 2001         31, 2000
                                                                            ------------      --------         --------
Land                                                                              -           $   158           $   158
Building                                                                      40 Years          1,730             1,730
Equipment                                                                    3-7 Years          2,522             2,227
Furniture and fixtures                                                         7 Years            171               167
Vehicles                                                                       5 Years            207               207
Leasehold improvements                                                         7 Years            159               155
                                                                                              -------            ------
                                                                                                4,947             4,644
Less accumulated depreciation                                                                   1,776             1,427
                                                                                               ------            ------
                                               Totals                                         $ 3,171            $3,217
                                                                                                =====             =====


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

NOTE 8: SUBSEQUENT EVENTS

The Company's principal stockholder, which currently owns nearly 80% of the Company's outstanding common stock, has advised the Company that it intends to take the Company private through a merger involving the Company and another subsidiary of the Company's principal stockholder. It is anticipated that stockholders of the Company will be entitled to receive $1.00 per share in cash when and if that transaction is consummated. Current plans are for the transaction to occur on or about December 31, 2001.

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

Nine Month Comparison for Years 2001 and 2000

                                                                                                            Percentage
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                                                               Nine
                                                                                                               Months
                                                                                                               Ended
                                                                                    Percentage                 -----
                                                                                 of Gross Revenue              9/30/01
                                                                                 Nine Months Ended               vs.
                                                                                 ------------------              ---
                                                                             9/30/01         9/30/00           9/30/00
                                                                             -------         -------           -------

Gross revenue                                                                  100.0%          100.0%            18.8%
Direct project costs and other costs of operations                              39.9            37.6             25.9%
                                                                                ----          ------
       Net revenue                                                              60.1            62.4             14.5%
                                                                                ----          ------

Expenses:
    Labor and related expenses                                                  12.0            14.8             (3.6)%
    Selling, general and administrative                                         31.4            36.6              1.8 %
                                                                                ----            ----
          Totals                                                                43.4            51.4              0.3 %
                                                                               -----          ------

Income from operations                                                          16.7            11.0              80.9%

Other income                                                                     2.3             1.4              88.3%
                                                                                ----            ----

Income before provision for income taxes                                        19.0            12.4              81.8%
                                                                                ====            ====


Gross revenues for the nine months ended September 30, 2001 were $13,392 versus $11,276 for the first nine months of 2000, an increase of 18.8%. Revenue increases were evident in both operating segments. Lab revenues increased $1,052 (not including inter-segment billing). Consulting revenues increased by $1,064 for an overall combined increase of $2,116. The increase in the revenue of the Lab segment was due to continued effective direct sales efforts in obtaining analytical testing jobs from larger consulting firms. One unaffiliated client provided approximately 10.8% of the Lab revenue for the first nine months of 2001 whereas it was not a significant component of the revenue of the first nine months of the prior year. Additionally, strong demand for analytical services from the environmental sector and an increased share of work granted by existing clients has contributed to the higher revenues. The Lab segment also continues to realize increased sales from the broadening of the customer base into the pharmaceutical industry. While the Consulting segment revenue increase was substantial, $795 of the increase was from pass-through billing of sub-contractor costs associated with client projects. The increase over the prior year period occurred as there were several large client projects that required the significant use of sub-contractor services (primarily in the transportation and disposal areas). One of these projects accounted for $1,102 of gross Consulting revenues (8.2% of the nine-month total) and $745 of net Consulting revenues (15.9% of the current year nine-month total). Revenues from this client were not a significant factor in the prior year period revenue components. The remaining $269 of Consulting segment revenue growth was attributable to an increase in the number of professional staff hours billed in the first nine months of 2001 as compared to the first nine months of the prior year.

Income from operations was $2,240 for the first nine months of 2001 as opposed to $1,238 for the same period in 2000. This represents an increase of 80.9%. Operating margins rose significantly to 16.7% for the current period from 11.0% for the first nine months of 2000. Both segments showed substantial increases in their income from operations. The expenses of the Lab operation related to performing analyses remain relatively constant, therefore as testing volume increases, a larger percentage of revenue is retained as income. The increase in revenue discussed above, coupled with the relatively constant expenses, resulted in the increases in both income and margins for the Lab segment. The Consulting segment operating income also increased substantially due to the rise in net revenue and reduced operating expenses as explained below.

Labor and related expenses decreased 3.6% compared to the corresponding period in the prior year. This was attributable to slightly lower staff levels in the Consulting segment as compared to the first nine months of 2000 and was partially offset by increases in compensation rates to Consulting personnel versus the prior year nine-month period.

Selling, general and administrative (SG&A) expenses on an overall basis were not significantly different from those in the first nine months of 2000 as the overall increase was only 1.8%. However, Lab segment SG&A increased over 10% to handle the increased volume of business while the Consulting segment SG&A decreased by over 9% as continuing efforts were made to reduce or eliminate non-essential administrative expenses. Additionally, effective January 1, 2001, certain management of the Company is being compensated directly by Menlo, whereas they were compensated by the subsidiaries in the prior year. This compensation and other associated management expenses are being offset through administrative fee charges to the operating subsidiaries and are included in the applicable subsidiary's selling, general and administrative expense category.

Other income increased 88.3% in the first nine months of 2001 as compared to the first nine months of 2000. The increase was attributable to two factors: 1) a gain on the sale of marketable securities; and 2) additional administrative fee income generated by providing administrative services to a company affiliated with the principal stockholder.

Income before provision for income taxes for the period was $2,545 compared with $1,400 for the first nine months of 2000, an increase of 81.8%. This increase was a result of all of the factors discussed above. Tax provisions were recorded at an effective rate of 47.0% for the first nine months of 2001 and the basic net income per share was $.26. See Note 5 in the Notes to Condensed Consolidated Financial Statements for the reconciliation of the effective tax rate to the statutory rate. In the corresponding period of 2000, the tax provision was calculated using an effective rate of 40% and the basic net income per share was $.16. The Company had 5,263,348 shares outstanding at both September 30, 2001 and 2000 and diluted earnings per share would also be $.26 and $.16, respectively, for the periods then ended as described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Third Quarter Comparison for Years 2001 and 2000

                                                                                                              Percentage
                                                                                                               Increase
                                                                                                              (Decrease)
                                                                                                                 Three
                                                                                                                Months
                                                                                                                Ended
                                                                                    Percentage                  -----
                                                                                 of Gross Revenue               9/30/01
                                                                                Three Months Ended                 vs.
                                                                                -------------------               ----
                                                                              9/30/01        9/30/00            9/30/00
                                                                              -------        -------            -------

Gross revenue                                                                  100.0%          100.0%             18.5%
Direct project costs and other costs of operations                              43.5            42.5              21.2%
                                                                              ------          ------
       Net revenue                                                              56.5            57.5              16.5%
                                                                              ------          ------

Expenses:
    Labor and related expenses                                                  10.7            13.3             (4.3)%
    Selling, general and administrative                                         30.7            34.7               4.8%
                                                                                ----            ----
          Totals                                                                41.4            48.0               2.3%
                                                                              ------          ------

Income from operations                                                          15.1             9.5              89.1%

Other income                                                                     3.6             1.7             155.2%
                                                                              ------            ----

Income before provision for income taxes                                        18.7            11.2              98.9%
                                                                                ====            ====


Gross revenues for the three months ended September 30, 2001 were $4,810 versus $4,058 for the same period in 2000, an increase of 18.5%. Again, there were increases in both operating segments. Third party Lab segment revenues grew $283 while Consulting revenues increased by $469. Lab revenues continue to grow significantly over prior periods due to the reasons outlined in the nine-month discussion above. Consulting professional staff billing (net revenue) increased by $176 while the pass-through component of Consulting revenue rose by $293. The rise in net revenue for this quarter versus the third quarter of the prior year was due primarily to an increase in the total number of billable hours by the professional staff. The increase in the pass-through component was attributable to the additional use of sub-contractors as described in the nine-month comparison.

Income from operations was $726 in the third quarter of 2001 as opposed to $384 for the same period in 2000. This represents an increase of 89.1%. Operating margins rose to 15.1% for the current period from 9.5% for the third quarter 2000. Again, both segments showed substantial increases in their income from operations. The reasons for the increases in both income and margins for the Lab segment are the same as discussed in the nine-month comparison above. The Consulting segment operating income and margin also increased substantially due to the rise in net revenues in the quarter and a corresponding decrease in operating expenses.

Labor and related expenses decreased 4.3% compared to the corresponding period in the prior year due to the reasons explained in the nine-month comparison.

Selling, general and administrative (SG&A) expenses experienced an overall increase of 4.8% compared to the third quarter of the prior year. Lab segment SG&A increased by approximately 13% while Consulting segment SG&A decreased by approximately 9%. The reasons for the changes in the current quarter versus the prior year third quarter are the same as explained in the nine-month comparison.

Other income increased 155.2% in the third quarter of 2001 as compared to the third quarter of 2000. The large increase was almost entirely attributable to a gain (in the amount of approximately $100) on the sale of marketable securities that occurred in the third quarter of 2001. Additionally, as described previously in the nine-month comparison, there was an increase in administrative fee income versus the prior year third quarter.

Income before taxes for the period was $897 compared with $451 in the third quarter of 2000, an increase of 98.9%. This increase was a result of all of the factors discussed above. Tax provisions were recorded at an effective rate of 51.6% for the third quarter of 2001 and the basic net income per share was $.09. See Note 5 in the Notes to Condensed Consolidated Financial Statements for the reconciliation of the effective tax rate to the statutory rate. In the corresponding period of 2000, the tax provision was calculated using an effective rate of 40% and the basic net income per share was $.05. The Company had 5,263,348 shares outstanding at both September 30, 2001 and 2000 and diluted earnings per share would also be $.09 and $.05, respectively for the three month periods then ended as described in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2001 was $1,271 as compared to $1,740 for the first nine months of the prior year. The most significant components of cash provided by operations in the current nine-month period were net income, non-cash expenses, accounts payable (trade and affiliates) and accrued expenses. Accounts payable - trade and accounts payable - affiliates were higher at quarter end due to the receipt of substantial sub-contractor invoices for services provided on large projects as discussed above. Accrued expenses rose significantly as provision was made for unbilled sub-contractor services provided prior to quarter end. Another major factor in the rise in accrued expenses was the timing of the last payroll period of the quarter which was not actually paid until subsequent to September 30, 2001. These factors were offset by a rise in prepaid expenses and outstanding trade accounts receivable. Prepaid expenses increased due primarily to the payment, in advance, for a three-year professional liability insurance policy. This was done to avoid excessive finance charges if premiums were paid over the life of the policy. Outstanding accounts receivable is higher due to the increased revenues achieved in the first nine months of 2001. However, the "days sales outstanding" (a measurement of the total dollar value of accounts receivable as a percentage of revenue) has actually decreased as compared to the first nine months of 2000. This indicates an improvement in the collection cycle. Cash provided by operations in the prior year nine-month period was due primarily to net income, non-cash expenses and an increase in outstanding trade accounts payable. Prior year trade accounts payable increased for the same reason as the one noted for the current nine-month period.

The Company made net capital expenditures for equipment and furnishings of $302 in the first nine months of 2001 compared to net capital expenditures of $1,369 in the first nine months of the prior year. The current year expenditures were primarily made to maintain and enhance the technology within the Lab segment. In the prior year period, the most significant expenditure was the purchase of the Lab segment's operating facility for approximately $1,850. This purchase was financed with a $1,200 mortgage loan and approximately $650 of Company working capital. The Company anticipates that its capital expenditures, excluding possible acquisitions, for the current year will be significantly lower than those incurred in the prior year. The Company anticipates that total capital expenditures for the current year will not be in excess of $500. The Company had a sale of marketable securities resulting in proceeds of $281 (which included a gain of $100) in the first nine months of 2001. There were net redemptions of marketable securities in the amount of $499 made in the first nine months of 2000. Excess operating cash will continue to be invested in highly liquid instruments in order to maximize returns while maintaining acceptable risk tolerances.

The Company, in the normal course of business, encounters potential liability, including claims for errors and omissions, resulting from the performance of its services. The Company is a party to lawsuits and is aware of potential exposure related to certain claims. In the opinion of management, adequate provision has been made for all known liabilities that are currently expected to result from these matters, and in the aggregate, such claims are not expected to have a material impact on the financial position and liquidity of the Company.

At September 30, 2001, the Company had cash and cash equivalents on hand of $3,427 and working capital of $5,463. The Company has a $1,000 revolving line-of-credit facility available to its operating segments. Additionally, the Company has a $750 line that can be utilized for the purchase or re-finance of equipment. Any portion of the $750 equipment line, if utilized, will convert into a term loan with a maximum five-year amortization. Outstanding borrowings bear interest at the prime rate less .5%. At September 30, 2001, there are no borrowings outstanding leaving the full amounts of both the revolving line-of-credit and the equipment line available to the Company. Currently, the Company has no bank debt, exclusive of the mortgage discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements. During the nine month period ended September 30, 2000, the Company paid off, in full, its then outstanding long-term debt. The Company is in compliance with all covenants pertaining to the credit line agreements.

The Company believes that its available cash, as well as cash generated from operations and its committed credit lines, will be sufficient to meet the Company's cash requirements for at least the next twelve months. Additionally, the Company intends to continue to actively search for acquisitions to expand its geographical representation and enhance its technical capabilities. The Company expects to utilize a portion of its liquidity over the next 12 to 18 months for capital expenditures, including acquisitions and investments in aligned businesses. There is no present agreement, understanding or other arrangement with respect to any acquisition or investment, with the exception of the following: The Company's principal stockholder, which currently owns nearly 80% of the Company's outstanding common stock, has advised the Company that it intends to take the Company private through a merger involving the Company and another subsidiary of the Company's principal stockholder. It is anticipated that stockholders of the Company will be entitled to receive $1.00 per share in cash when and if that transaction is consummated. Current plans are for the transaction to occur on or about December 31, 2001. Further information regarding the transaction will be provided to stockholders during November 2001. Future agreements concerning acquisitions may require the Company to obtain additional financing.

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






 .

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.      Exhibits

         The following exhibits are furnished along with this Form 10-QSB Quarterly Report for the period ended September 30, 2001:

         None

 b.      Reports on Form 8-K

         During the quarter ended September 30, 2001, the Company did not file any Current Reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MENLO ACQUISITION CORPORATION



  Date: November 13, 2001                         /s/ Frank Russomanno
                                                  ---------------------------
                                                  Frank Russomanno
                                                  Chief Financial Officer