Form 10KSB/A
period 2000-12-31
MENLO ACQUISITION CORP
filed 2002-02-05
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A

Exhibit 1 is amended to revise certain line items in the registrant's statement of income (with no change in net income or net income per share), to revise the statement of the registrant's revenue recognition policy in Note 2, and to provide additional information in Notes 13 and 14.

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

                                 Date:  February 5, 2002


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                   Title                         Date
           ----                   -----                         ----

                             Chairman of the Board,        February 5, 2002
                             Chief Executive Officer
                             and Director (principal
 /s/ Richard S. Greenberg    executive officer)
 ------------------------
 Richard S. Greenberg

                             President, General Counsel    February 5, 2002
/s/ Lawrence B. Seidman      and Director
-------------------------
 Lawrence B. Seidman

                             Chief Financial Officer       February 5, 2002
/s/Frank Russomanno          (principal financial and
-------------------------    accounting officer)
 Frank Russomanno

/s/ George Greenberg         Secretary and Director        February 5, 2002
-------------------------
George Greenberg


/s/ Daniel Lehrhoff          Director and Chairman of the  February 5, 2002
-------------------------    Audit Committee
Daniel Lehrhoff


/s/ Dennis Pollack           Director and Member of the    February 5, 2002
-------------------------    Audit Committee
Dennis Pollack