Form 10QSB/A
period 2001-09-03
MENLO ACQUISITION CORP
filed 2002-02-14
CIK 909727

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A

The September 30, 2001 Form 10-QSB is amended to revise certain line items in the registrant's condensed consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2001 and 2000 (with no change in net income or net income per share), to revise and provide additional information to Note 4, and to revise Item 2 to reflect the change in presentation on the statements of income.


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
                                                                                            ========             =======


See Notes to Condensed Consolidated Financial Statements.

                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------
                                                                                                 2001                       2000
                                                                                                 ----                       ----
                                                                                                    (In thousands of dollars,
                                                                                                       except share data)

Gross revenue:
    Consulting                                                                                   $8,363                     $7,299
    Laboratory testing                                                                            5,029                      3,977
                                                                                                -------                    -------
        Totals                                                                                   13,392                     11,276
                                                                                                -------                    -------
Costs of revenue:
    Consultant compensation and related expenses                                                  1,605                      1,665
    Other costs of consulting revenue                                                             3,123                      2,202
    Laboratory testing compensation and related expenses                                          1,298                      1,092
    Other laboratory testing costs                                                                  922                        951
                                                                                                  -----                      -----
        Totals                                                                                    6,948                      5,910
                                                                                                  -----                      -----
Net Revenue                                                                                       6,444                      5,366

Selling, general and administrative expenses                                                      4,204                      4,128
                                                                                                  -----                      -----
Income from operations                                                                            2,240                      1,238

Other income (net of mortgage interest expense of $78 in 2001 and $24 in 2000)                      305                        162
                                                                                               --------                      -----

Income before provision for income taxes                                                          2,545                      1,400

Provision for income taxes (See Note 5)                                                           1,197                        560
                                                                                                 ------                     ------

Net income                                                                                       $1,348                       $840
                                                                                                 ======                       ====

Basic earnings per share (See Note 2)                                                             $ .26                       $.16
                                                                                                 ======                      =====

Basic weighted average common shares outstanding                                              5,263,348                  5,263,348
                                                                                              =========                  =========


                              Comprehensive Income
                              --------------------

Net income                                                                                       $1,348                       $840
                                                                                                 -------                      -----
Net unrealized holding gain (loss) on marketable securities                                          61                         (1)

Reclassification adjustment for realized gain included in net income                               (100)                         -
                                                                                                    ----                       ----

Net unrealized holding loss on marketable securities                                                (39)                        (1)
                                                                                                    ----                       ----

Comprehensive income                                                                             $1,309                       $839
                                                                                                 =======                      =====





See Notes to Condensed Consolidated Financial Statements.


                 MENLO ACQUISITION CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                     Income
                                     ------
                                                                                                  2001                       2000
                                                                                                 -----                      -----

                                                                                                    (In thousands of dollars,
                                                                                                        except share data)

Gross revenue:
    Consulting                                                                                   $3,089                     $2,620
    Laboratory testing                                                                            1,721                      1,438
                                                                                                -------                    -------
        Totals                                                                                    4,810                      4,058
                                                                                                -------                    -------
Costs of revenue:
    Consultant compensation and related expenses                                                    517                        540
    Other costs of consulting revenue                                                             1,380                      1,057
    Laboratory testing compensation and related expenses                                            423                        366
    Other laboratory testing costs                                                                  288                        302
                                                                                                  -----                      -----
        Totals                                                                                    2,608                      2,265
                                                                                                  -----                      -----
Net Revenue                                                                                       2,202                      1,793

Selling, general and administrative expenses                                                      1,476                      1,409
                                                                                                  -----                      -----
Income from operations                                                                              726                        384

Other income (net of mortgage interest expense of $26 in 2001 and $17 in 2000)                      171                         67
                                                                                               --------                       ----

Income before provision for income taxes                                                            897                        451

Provision for income taxes (See Note 5)                                                             463                        180
                                                                                                   ----                        ---

Net income                                                                                         $434                       $271
                                                                                                   ====                       ====


Basic earnings per share (See Note 2)                                                              $.09                       $.05
                                                                                                   ====                       ====

Basic weighted average common shares outstanding                                              5,263,348                  5,263,348
                                                                                              =========                  =========


                              Comprehensive Income
                              --------------------

Net income                                                                                         $434                       $271
                                                                                                   -----                      ----
Net unrealized holding gain on marketable securities                                                 42                          -

Reclassification adjustment for realized gain included in net income                               (100)                         -
                                                                                                   -----                       ---
Net unrealized holding loss on marketable securities                                                (58)                         -
                                                                                                    ----                       ---

Comprehensive income                                                                               $376                       $271
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Revenue, income from operations and other related segment information for the nine months ended September 30, 2001 and 2000 follows:

                                                                                                 2001               2000
                                                                                                 ----               ----
                                                                                              (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 8,363              $7,299
                         Lab - Third Party                                                      5,029               3,977
                         Lab - Inter-segment                                                      545                 671
                         Holding - Inter-segment                                                2,433               1,473
                         Inter-segment                                                         (2,978)             (2,144)
                                                                                              -------             -------
                             Totals                                                          $ 13,392             $11,276
                                                                                             ========             =======

                    Costs of revenue:
                         Consulting                                                           $ 5,273              $4,538
                         Lab                                                                    2,220               2,043
                         Inter-segment                                                           (545)               (671)
                                                                                             --------            --------
                             Totals                                                           $ 6,948              $5,910
                                                                                              =======              ======

                    Other operating expenses:
                         Consulting                                                           $ 2,430              $2,683
                         Lab                                                                    2,031               1,838
                         Holding                                                                   49                 105
                         Inter-segment                                                           (306)               (498)
                                                                                               ------              ------
                             Totals                                                            $4,204              $4,128
                                                                                               ======              ======


NOTE 4: BUSINESS SEGMENTS (CONTINUED)


                    Income from operations:
                         Consulting                                                          $    660              $   78
                         Lab                                                                    1,323                 767
                         Holding                                                                2,384               1,368
                         Inter-segment                                                         (2,127)               (975)
                                                                                             ---------            --------
                             Totals                                                           $ 2,240             $ 1,238
                                                                                              =======             =======

                    Other income:
                         Consulting                                                          $    427              $  602
                         Lab                                                                       23                  26
                         Holding                                                                  161                  32
                         Inter-segment                                                           (306)               (498)
                                                                                             --------              ------
                             Totals                                                          $    305             $   162
                                                                                             ========             =======

                    Income before provision for income taxes:
                         Consulting                                                        $    1,087            $    680
                         Lab                                                                    1,346                 793
                         Holding                                                                2,545               1,400
                         Inter-segment                                                         (2,433)             (1,473)
                                                                                            ---------             --------
                             Totals                                                           $ 2,545            $  1,400
                                                                                              =======            ========

                    Provision for income taxes:
                         Consulting                                                        $        -           $       -
                         Lab                                                                        -                   -
                         Holding                                                                1,197                 560
                                                                                                -----                 ---
                             Totals                                                           $ 1,197               $ 560
                                                                                              =======               =====

                    Net income:
                         Consulting                                                        $    1,087             $   680
                         Lab                                                                    1,346                 793
                         Holding                                                                1,348                 840
                         Inter-segment                                                         (2,433)             (1,473)
                                                                                             --------             --------
                             Totals                                                         $   1,348             $   840
                                                                                            =========             =======

Revenue,  income from operations and other related  segment  information for the three months ended September 30, 2001 and 2000 follows:
                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                                (In Thousands of Dollars)
                    Gross revenue:
                         Consulting - Third Party                                             $ 3,089             $ 2,620
                         Lab - Third Party                                                      1,721               1,438
                         Lab - Inter-segment                                                      158                 187
                         Holding - Inter-segment                                                  796                 460
                         Inter-segment                                                           (954)               (647)
                                                                                                -----             -------
                             Totals                                                           $ 4,810             $ 4,058
                                                                                              =======             =======

                    Costs of revenue:
                         Consulting                                                         $   2,055           $   1,784
                         Lab                                                                      711                 668
                         Inter-segment                                                           (158)               (187)
                                                                                              -------              ------
                             Totals                                                           $ 2,608              $2,265
                                                                                              =======              ======

NOTE 4: BUSINESS SEGMENTS (CONTINUED)

                     Other operating expenses:
                         Consulting                                                           $   836             $   916
                         Lab                                                                      721                 639
                         Holding                                                                   21                  25
                         Inter-segment                                                           (102)               (171)
                                                                                              -------             -------
                             Totals                                                           $ 1,476             $ 1,409
                                                                                              =======             =======

                     Income (loss) from operations:
                         Consulting                                                          $    198          $      (80)
                         Lab                                                                      447                 318
                         Holding                                                                  775                 435
                         Inter-segment                                                           (694)               (289)
                                                                                              --------             -------
                             Totals                                                         $     726              $  384
                                                                                            =========              ======

                     Other income:
                         Consulting                                                           $   139              $  192
                         Lab                                                                       12                  30
                         Holding                                                                  122                  16
                         Inter-segment                                                           (102)               (171)
                                                                                               ------               -----
                             Totals                                                         $     171             $    67
                                                                                            =========             =======

                     Income before provision for income taxes:
                         Consulting                                                          $    337             $   112
                         Lab                                                                      459                 348
                         Holding                                                                  897                 451
                         Inter-segment                                                           (796)               (460)
                                                                                               ------               ------
                             Totals                                                            $  897             $   451
                                                                                               ======             =======

                     Provision for income taxes:
                         Consulting                                                       $         -          $        -
                         Lab                                                                        -                   -
                         Holding                                                                  463                 180
                                                                                                  ---               -----
                             Totals                                                          $    463              $  180
                                                                                             ========              ======

                     Net income:
                         Consulting                                                          $    337            $    112
                         Lab                                                                      459                 348
                         Holding                                                                  434                 271
                         Inter-segment                                                           (796)               (460)
                                                                                               ------             --------
                             Totals                                                          $    434             $   271
                                                                                             ========             =======


Assets by segment as of September 30, 2001 and 2000 follow:

                                                                                                 2001              2000
                                                                                                 -----             ----
                                                                                              (In Thousands of Dollars)
                    Cash, cash equivalents and investments in marketable securities:
                         Consulting                                                           $    90            $    517
                         Lab                                                                      459                 222
                         Holding                                                                2,878               1,258
                                                                                                -----             -------
                             Totals                                                           $ 3,427             $ 1,997
                                                                                              =======             =======

NOTE 4: BUSINESS SEGMENTS (CONCLUDED)

                     Accounts receivable, net:
                         Consulting                                                          $  3,114            $  2,739
                         Lab                                                                    1,171               1,096
                                                                                                -----           ---------
                             Totals                                                          $  4,285            $  3,835
                                                                                             ========            ========

                     Property, equipment and furnishings, net:
                         Consulting                                                         $     323           $     418
                         Lab                                                                    2,848               2,898
                                                                                             --------              ------
                             Totals                                                          $  3,171            $  3,316
                                                                                             ========            ========

                     Other assets:
                         Consulting                                                        $      384            $     90
                         Lab                                                                       10                   9
                         Holding                                                                  122                  91
                                                                                                  ---                ----
                             Totals                                                           $   516              $  190
                                                                                              =======              ======

                             Total assets                                                    $ 11,399            $  9,338
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

Nine Month Comparison for Years 2001 and 2000

                                                                                                            Percentage
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                                                               Nine
                                                                                                               Months
                                                                                                               Ended
                                                                                    Percentage                 -----
                                                                                 of Gross Revenue              9/30/01
                                                                                 Nine Months Ended               vs.
                                                                                 ------------------              ---
                                                                             9/30/01         9/30/00           9/30/00
                                                                             -------         -------           -------

Gross revenue                                                                  100.0%          100.0%            18.8%
Costs of revenue                                                                51.9            52.4             17.6%
                                                                                ----          ------
       Net revenue                                                              48.1            47.6             20.1%
                                                                                ----          ------


Selling, general and administrative expenses                                    31.4            36.6               1.8%
                                                                                ----            ----

Income from operations                                                          16.7            11.0              80.9%

Other income                                                                     2.3             1.4              88.3%
                                                                                ----            ----

Income before provision for income taxes                                        19.0            12.4              81.8%
                                                                                ====            ====


Gross revenues for the nine months ended September 30, 2001 were $13,392 versus $11,276 for the first nine months of 2000, an increase of 18.8%. Revenue increases were evident in both operating segments. Lab revenues increased $1,052 (not including inter-segment billing). Consulting revenues increased by $1,064 for an overall combined increase of $2,116. The increase in the revenue of the Lab segment was due to continued effective direct sales efforts in obtaining analytical testing jobs from larger consulting firms. One unaffiliated client provided approximately 10.8% of the Lab revenue for the first nine months of 2001 whereas it was not a significant component of the revenue of the first nine months of the prior year. Additionally, strong demand for analytical services from the environmental sector and an increased share of work granted by existing clients has contributed to the higher revenues. The Lab segment also continues to realize increased sales from the broadening of the customer base into the pharmaceutical industry. While the Consulting segment revenue increase was substantial, $795 of the increase was from pass-through billing of sub-contractor costs associated with client projects. The increase over the prior year period occurred as there were several large client projects that required the significant use of sub-contractor services (primarily in the transportation and disposal areas). One of these projects accounted for $1,102 of gross Consulting revenues (13.1% of the nine-month consulting total) and $745 of net Consulting revenues (20.5% of the current year nine-month total). Revenues from this client were not a significant factor in the prior year period revenue components. The remaining $269 of Consulting segment revenue growth was attributable to an increase in the number of professional staff hours billed in the first nine months of 2001 as compared to the first nine months of the prior year.

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

Third Quarter Comparison for Years 2001 and 2000

                                                                                                              Percentage
                                                                                                               Increase
                                                                                                              (Decrease)
                                                                                                                 Three
                                                                                                                Months
                                                                                                                Ended
                                                                                    Percentage                  -----
                                                                                 of Gross Revenue               9/30/01
                                                                                Three Months Ended                 vs.
                                                                                -------------------               ----
                                                                              9/30/01        9/30/00            9/30/00
                                                                              -------        -------            -------

Gross revenue                                                                  100.0%          100.0%             18.5%
Costs of revenue                                                                54.2            55.8              15.1%
                                                                              ------          ------
       Net revenue                                                              45.8            44.2              22.8%
                                                                              ------          ------

Selling, general and administrative expenses                                    30.7            34.7               4.8%
                                                                                ----            ----


Income from operations                                                          15.1             9.5              89.1%

Other income                                                                     3.6             1.7             155.2%
                                                                              ------            ----

Income before provision for income taxes                                        18.7            11.2              98.9%
                                                                                ====            ====


Gross revenues for the three months ended September 30, 2001 were $4,810 versus $4,058 for the same period in 2000, an increase of 18.5%. Again, there were increases in both operating segments. Third party Lab segment revenues grew $283 while Consulting revenues increased by $469. Lab revenues continue to grow significantly over prior periods due to the reasons outlined in the nine-month discussion above. The rise in Consulting revenue for this quarter versus the third quarter of the prior year was due primarily to an increase in the total number of billable hours by the professional staff. The increase in the pass-through component was attributable to the additional use of sub-contractors as described in the nine-month comparison.

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


                                                  MENLO ACQUISITION CORPORATION



  Date: February 14, 2002                         /s/ Frank Russomanno
                                                  ---------------------------
                                                  Frank Russomanno
                                                  Chief Financial Officer